Form 10-Q
period 1995-03-31
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1995-05-15
CIK 351147

SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

March 31, 1995
(Quarter Ended)

2-71045
(Commission File Number)

Winthrop Partners 81 Limited Partnership
(Exact Name of Registrant as specified in its charter)

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2720480
(I.R.S. Employer Identification Number)

One International Place,
Boston, Massachusetts
(Address of principal executive offices)

02110
(Zip Code)

(617) 330-8600

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X            NO

                         PART 1 - FINANCIAL INFORMATION

STATEMENTS OF INCOME


For the three months ended                                                          Three Months Ended
March 31, 1995 and 1994                                                                 March 31,
(Unaudited) (Note 1)                                                            1995                       1994

Income:
  Rental income from real estate leases
    accounted for under the operating method                                $   74,235           $        231,843
Interest on short-term investments                                          $   26,602                      1,171
Interest income on real estate leases
    accounted for under the financing method                                     5,571                      6,231
                                                                               106,408                    239,245

Expenses:
  Depreciation and amortization                                                 26,775                     55,389
Management fees                                                                  1,314                      3,678
General and administrative                                                       7,252                     26,245
                                                                                35,341                     85,312

Operating income                                                                71,067                    153,933

Gain on sale of property                                                        11,173                          -

Net income                                                                   $  82,240                   $153,933

Net income allocated to General Partners                                     $   6,579            $        12,315

Net income allocated to Limited Partners                                    $   75,661           $        141,618

Net income per Unit of Limited Partnership
  Interest                                                                  $    3.01                   $    5.64


The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS


March 31, 1995 and December 31, 1994                                March 31, 1995     December 31, 1994
(Note 1)                                                              (Unaudited)          (Audited)

ASSETS
Real Estate Leased to Others:
Accounted for under the operating method, at
    cost, net of accumulated depreciation of
    $770,808 and $3,486,377 as of March 31,
    1995 and December 31, 1994, respectively                  $        1,488,437     $     4,386,653
Accounted for under the financing method                                 242,073             252,598
                                                                       1,730,510           4,639,251
Other Assets:
Cash and cash equivalents, at cost, which
    approximates market value                                          3,098,718             179,327
Other                                                                     10,289               2,227
                                                              $        4,839,517     $     4,820,805
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses                                          $      11,036      $       27,653
Distributions payable to Partners                                      2,969,209              25,235
                                                                       2,980,245              52,888
Partners' Capital:
Limited Partners
    Units  of  Limited  Partnership  Interest,   $500  stated  value  per  Unit;
    authorized - 50,000 Units; issued and outstanding -
    25,109 Units                                                       2,172,429           5,087,653
General Partners                                                       (313,157)           (319,736)
                                                                       1,859,272           4,767,917
                                                              $        4,839,517     $     4,820,805


The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

For the three months ended                                                     Three Months         Three Months
March 31, 1994 and 1993                                                            Ended                Ended
(Unaudited) (Note 1)                                                          March 31, 1995       March 31, 1994


  Net income                                                                 $        82,240     $     153,933
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                                     26,775            55,389
    Minimum lease payments received, net of
    interest income earned, on leases accounted
    for under the financing method                                                     7,794             7,134
    Gain on property sold                                                           (11,173)               -
    Changes in assets and liabilities:
     Decrease in accounts payable
       and accrued expenses                                                         (17,835)          (12,631)
     Increase in distribution payable to Partners                                 2,943,974            84,206
     (Increase) decrease in other assets                                            (26,094)             6,666
Net cash provided by operating activities                                         3,005,681            294,697

Cash flows from financing activities:
  Cash distributions paid or accrued to Partners                                  (2,969,083)         (216,457)

Cash flows from investing activities:
  Sale proceeds                                                                    2,882,613             -
Net cash provided by investing activities                                          2,882,613             -
Net increase in cash and cash equivalents                                          2,919,391            78,240

Cash and cash equivalents, beginning of period                                                   179,327           172,080
Cash and cash equivalents, end of period                                     $     3,098,718     $     250,320




The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



For the three months ended               Units of
March 31, 1995 and 1994                   Limited          General           Limited
(Unaudited) (Note 1)                    Partnership       Partners'         Partners'              Total
    Interest                              Capital          Capital           Capital

Balance, December 31, 1994                 25,109    $      (319,736)    $      5,087,65   $         4,767,917
Cash distributions paid or accrued                              -            (2,990,885)           (2,990,885)
Net income                                                      6,576             75,661                82,240
Balance, March 31, 1995                    25,109    $      (313,157)    $     2,172,429   $         1,859,272

Balance, December 31, 1993                 25,109    $      (330,889)    $     5,251,176   $         4,920,287
Cash distributions paid or accrued                              -              (216,457)             (216,457)
Net income                                                     12,315            141,618               153,933
Balance, March 31, 1994                    25,109    $      (318,574)    $     5,176,337   $         4,857,763



The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 1995
(Unaudited)

1.  Accounting and Financial Reporting Policies

    The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.
    The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1995.

2.  Taxable Income

    The Partnership's taxable income for 1995 is expected to differ from the net income for financial reporting purposes primarily due to the accounting for the Frank's Nursery Store's real property lease under the financing method for financial reporting purposes and the operating method for tax purposes and from the difference between depreciation for financial reporting purposes and depreciation for tax purposes.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

   The Partnership requires cash to pay its expenses, including management fees and general and administrative expenses. The Partnership's rental and interest income is sufficient and is expected to be sufficient in future years to pay all of these expenses as well as to provide for cash distributions to the Partners.
   Rental Income received in the First Quarter 1995 was less than that received in the First Quarter 1994 due to the sale of the Seagate property on January 12, 1995.
   The Seagate property was sold for $3,100,000 which was the highest offer received for the property. Seagate vacated the property on May 1, 1994. The cash-on-cash return provided by the property during its holding period was approximately 4.3% per annum. The Partnership's original investment in the property represented approximately 49.3% of the Partnership's initial offering proceeds.
   The status of the Partnership's remaining two properties is unchanged from that provided in the Annual Partnership Report.
   The Partnership's results of operations in future years will differ from those experienced during the quarter ended March 31, 1995, since the Partnership will receive step rents from the GTE warehouse property and may receive percentage rent from the Frank's Nursery retail property under each property's respective lease. The Partnership may also sell either or both of the properties.
                          PART II - OTHER INFORMATION

All items are inapplicable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Winthrop Partners 81
             Limited Partnership
             (Registrant)

             BY:   One Winthrop Properties, Inc.
                   Managing General Partner




             BY: /S/ Jonathan W. Wexler

                   Jonathan W. Wexler
                   Chief Financial Officer


             BY: /S/ Richard J. McCready

                   Richard J. McCready
                   Vice President


             DATED:                 May 13, 1995

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4
OF THE PARTNERSHIP AGREEMENT

1.  Statement of Cash Available for Distribution:



    March 31, 1995
    (Unaudited)


   Net income                           $        82,240
     Add:   Depreciation and amortization
            charges to income not
            affecting cash available
            for distribution                     26,775
            Minimum lease payments
            received, net of interest
            income earned, on leases
            accounted for under the
            financing method                      7,794
            Sale proceeds                     2,882,612
   Less:    Prepaid Rent                        (19,166)
            Reserve                                (195)
            Gain on Sale                        (11,172)
   Cash Available for Distribution      $     2,968,888
   Distributions allocated to General
     Partners                           $             0
   Distributions allocated to Limited
     Partners                           $     2,968,888


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 1995:

    March 31, 1995
    (Unaudited)

   Entity Receiving      Form of
   Compensation       Compensation          Amount

   Winthrop           Property Man-
   Management         agement Fees          $     1,314.00

   General Partners Interest in Cash
                      Available for
                      Distribution          $         0.00

   WFC Realty       Interest in Cash
   Co. Inc.           Available for
                      Distribution          $     1,182.40

   All other  information  required  pursuant to Section 9.4 of the  Partnership
   Agreement is set forth in the attached Report on Form 10-Q or Partnership Report.