Form 10-Q
period 1995-06-30
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1995-08-14
CIK 351147

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

June 30, 1995
(Quarter Ended)

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

YES  X            NO

                             PART 1 - FINANCIAL INFORMATION

STATEMENTS OF INCOME

For the three months ended                                                Three Months Ended                 Six Months Ended
June 30, 1995 and 1994                                                         June 30,                          June 30,
(Unaudited) (Note 1)                                                      1995             1994              1995           1994
Income:
    Rental income from real estate leases
      accounted for under the operating method                       $   68,992     $   100,063        $   143,227       $ 331,906
Interest on short-term investments                                       30,683           2,698             57,285           3,869
Interest income on real estate leases
      accounted for under the financing method                            5,397           6,072             10,968          12,303
                                                                        105,072         108,833            211,480         348,078

Expenses:
    Depreciation and amortization                                        12,469          55,389             39,244         110,778
Management fees                                                           1,235           1,927              2,549           5,605
General and administrative                                               17,384          31,148             24,636          57,393
                                                                         31,088          88,464             66,429         173,776

Operating income                                                         73,984          20,369            145,051         174,302

Gain on sale of property                                                   -               -                11,173            -

Net income                                                           $   73,984   $      20,369    $       156,224    $    174,302

Net income allocated to General Partners                             $    5,919   $       4,431    $        12,498    $     13,944

Net income allocated to Limited Partners                             $   68,065   $      15,938    $       143,726    $    160,358

Net income per Unit of Limited Partnership
    Interest                                                         $     2.71   $        0.63    $          5.72    $       6.38

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS


June 30, 1995 and December 31, 1994                                                  June 30, 1995           December 31, 1994
(Note 1)                                                                              (Unaudited)                (Audited)

ASSETS
Real Estate Leased to Others:
Accounted for under the operating method, at
    cost, net of accumulated depreciation of
    $783,277 and $3,486,376 as of June 30,
    1995 and December 31, 1994, respectively                                    $      1,475,968          $       4,386,653
Accounted for under the financing method                                                 234,105                    252,598
                                                                                       1,710,073                  4,639,251
Other Assets:
Cash and cash equivalents, at cost, which
    approximates market value                                                            268,408                    179,327
Other                                                                                      1,440                      2,227
                                                                                $      1,979,921          $       4,820,805
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses                                           $         30,831          $          27,653
Distributions payable to Partners                                                        109,170                     25,235
                                                                                         140,001                     52,888
Partners' Capital:
Limited Partners
    Units  of  Limited  Partnership  Interest,   $500  stated  value  per  Unit;
    authorized - 50,000 Units; issued and outstanding -
    25,109 Units                                                                       2,147,158                  5,087,653
General Partners                                                                        (307,238)                  (319,736)



                                                                                       1,839,920                  4,767,919
                                                                                $      1,979,921          $       4,820,805

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

For the three months ended                                                            Six Months                Six Months
June 30, 1995 and 1994                                                                   Ended                     Ended
(Unaudited) (Note 1)                                                                 June 30, 1995             June 30, 1994


Cash flows from operating activities:
  Net income                                                                    $        156,224          $         174,302
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                                         39,244                    110,778
    Minimum lease payments received, net of
    interest income earned, on leases accounted
    for under the financing method                                                        18,494                     14,456
   Gain on property sold                                                                 (11,173)                      -
    Changes in assets and liabilities:
     Increase in accounts payable
       and accrued expenses                                                                3,178                      18,461
     Increase in distribution payable
       to Partners                                                                        83,935                    106,045
     Decrease in other assets                                                                787                      6,221
Net cash provided by operating activities                                                290,689                    218,173

Cash flows from investing activities:
  Net proceeds from sale of properties                                                 2,882,613                       -
  Net cash provided by (used in) investing
    activities                                                                         2,882,613                       -

Cash flows from financing activities:
  Cash distributions paid or accrued to
    Partners                                                                           3,084,221                    241,403

Net increase in cash and cash equivalents                                                 89,081                    (23,230)
Cash and cash equivalents, beginning of period                                           179,327                    172,080
Cash and cash equivalents, end of period                                        $        268,408          $         148,850

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



For the six months ended
June 30, 1995 and 1994                                 Units of
(Unaudited) (Note 1)                                    Limited                     General           Limited
                                                      Partnership                   Partners'        Partners'              Total
                                                       Interest                      Capital          Capital              Capital

Balance, December 31, 1994                             25,109             $       (319,736)   $       5,087,653   $       4,767,917
Cash distributions                                                                    -               3,084,221           3,084,221
Net income                                                                          12,498              143,726             156,224
Balance, June 30, 1995                                 25,109             $       (307,238)   $       2,147,158   $       1,839,920

Balance, December 31, 1993                             25,109             $       (330,889)   $       5,251,176   $       4,920,287
Cash distributions paid or accrued                                                     -               (241,403)           (241,403)
Net income                                                                          13,944              160,358             174,302
Balance, June 30, 1994                                 25,109             $       (316,945)   $       5,170,131   $       4,853,186

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 1995
(Unaudited)

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

2.       Taxable Income

    The Partnership's taxable income for 1995 is expected to differ from the net income for financial reporting purposes primarily due to the accounting for the Frank's Nursery Store's real property lease under the financing method for financial reporting purposes and the operating method for tax purposes and from the difference between depreciation for financial reporting purposes and depreciation for tax purposes calculated using the accelerated cost recovery system.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

   Cash is required to pay management fees and general and administrative expenses. The Partnership's rental and interest income is sufficient and is expected to be sufficient in future years to pay all of these expenses as well as to provide for cash distributions to the Partners.
   Rental Income received in the Second Quarter 1995 was reduced from that received in the Second Quarter 1994 primarily due to the vacancy of the Seagate property effective May 1, 1994. The interest income earned in the Second Quarter 1995 was increased from that earned in the Second Quarter 1994 primarily due to the interest earned on proceeds from the January 1995 sale of the Seagate property. General and administrative expense in the Second Quarter 1995 was reduced from that in the Second Quarter 1994 primarily due to the sale of the vacant Seagate property; during May and June 1994 the Partnership was responsible for expenses including taxes, security and utilities.
   The status of the Partnership's properties, Frank's Nursery and GTE North, is unchanged from that provided in the 1994 Annual and 1995 First Quarter Reports.
   The Partnership's results of operations in future years may differ from those experienced during the quarter ended June 30, 1995, since the Partnership will receive step rents from GTE North and may receive percentage rent, from Frank's Nursery. The Partnership may also sell either of its properties.


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

Winthrop Partners 81
Limited Partnership
(Registrant)

BY:      One Winthrop Properties, Inc.
     Managing General Partner

BY:  /s/ Carol J. C. Mills
     Carol J. C. Mills
     Vice President and chief financial officer


BY:  /s/ Richard J. McCready
     Richard J. McCready
     Vice President


DATED:  August 14, 1995

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4
OF THE PARTNERSHIP AGREEMENT

1.   Statement of Cash Available for Distribution:



    June 30, 1995
    (Unaudited)

    Net income                                               $          73,984
     Add:    Depreciation and amortization
             charges to income not
             affecting cash available
             for distribution                                           12,469
             Minimum lease payments
             received, net of interest
             income earned, on leases
             accounted for under the
             financing method                                            7,968
             Reserve                                                        69
    Less:    Prepaid Rent                                                 (834)
    Cash Available for Distribution                          $          93,656
    Distributions allocated to General
     Partners                                                $               0
    Distributions allocated to Limited
     Partners                                                $          93,656

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended June 30, 1995:

    June 30, 1995
    (Unaudited)

   Entity Receiving                               Form of
   Compensation                                Compensation                       Amount

   Winthrop                                    Property Man-
   Management                                  agement Fees                      $ 1,235

   General Partners                          Interest in Cash
                                               Available for
                                               Distribution                      $     0

   WFC Realty                                Interest in Cash
   Co. Inc.                                    Available for
                                               Distribution                     $    746

   All other  information  required  pursuant to Section 9.4 of the  Partnership
   Agreement  is set forth in the  attached  Report on Form 10-Q or  Partnership
   Report.