Form 10-Q
period 1995-09-30
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1995-11-14
CIK 351147

SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

September 30, 1995
(Quarter Ended)

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

YES  X            NO

                         PART 1 - FINANCIAL INFORMATION

STATEMENTS OF INCOME

For the three and nine months ended                                             Three Months Ended              Nine Months Ended
September 30, 1995 and 1994                                                        September 30,                  September 30,
(Unaudited) (Note 1)                                                            1995          1994            1995           1994
Income:
  Rental income from real estate leases
    accounted for under the operating method                              $    71,835    $    68,998   $    214,612    $   400,904
Interest on short-term investments                                              2,470          1,643         59,755          5,511
Interest income on real estate leases
    accounted for under the financing method .                                  5,218          5,908         16,186         18,211
                                                                               79,073         76,549        290,553        424,626
Expenses:
  Depreciation and amortization                                                12,468         55,390         51,712        166,168
Management fees                                                                 1,271          1,520          3,820          7,124
General and administrative                                                      3,513         21,652         28,149         79,007
                                                                               17,252         78,562         83,681        252,299

Operating income                                                               61,821         (2,013)       206,872        172,327

Gain (loss) on sale of property                                                   --             --          11,173            --

Net income                                                                $     61,821   $    (2,013)  $    218,045    $   172,327

Net income allocated to General Partners                                  $      4,946   $      (161)  $     17,444    $    13,786

Net income allocated to Limited Partners                                  $    56,875    $    (1,852)  $     200,601   $   158,541

Net income per Unit of Limited Partnership
  Interest                                                                $      2.27    $     (0.07)  $       7.99    $      6.31

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS


September 30, 1995 and December 31, 1994                                  September 30, 1995         December 31, 1994
(Note 1)                                                                      (Unaudited)                (Audited)

ASSETS
Real Estate Leased to Others:
Accounted for under the operating method, at
  cost, net of accumulated depreciation of
  $795,745 and $3,486,376 as of
  September 30, 1995 and December 31,
  1994, respectively                                                  $       1,463,500          $      4,386,653
Accounted for under the financing method                                        225,958                   252,598
                                                                              1,689,458                 4,639,251
Other Assets:
Cash and cash equivalents, at cost, which
  approximates market value                                                     223,898                   179,327
Other                                                                             1,440                     2,227
                                                                      $       1,914,796          $      4,820,805
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses                                 $          12,102          $         27,653
Distributions payable to Partners                                                82,358                    25,235
                                                                                 94,460                    52,888
Partners' Capital:
Limited Partners
  Units of Limited Partnership Interest,  $500 stated value per Unit; authorized
  - 50,000 Units; issued and outstanding -
   25,109 Units                                                               2,122,628                 5,087,653
General Partners                                                               (302,292)                 (319,736)

                                                                              1,820,336                 4,767,919
                                                                      $       1,914,796          $      4,820,805

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

For the nine months ended                                            Nine Months               Nine Months
September 30, 1995 and 1994                                             Ended                     Ended
(Unaudited) (Note 1)                                             September 30, 1995        September 30, 1994


Cash flows from operating activities:
  Net income                                                  $         218,045         $         172,327
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                        51,712                   166,168
    Minimum lease payments received, net of
    interest income earned, on leases accounted
    for under the financing method                                       26,641                    21,884
    Net (gain) loss from sale of property                               (11,173)                       --
    Changes in assets and liabilities:
     Increase (decrease) in accounts payable
       and accrued expenses                                             (15,551)                    8,328
     Increase (decrease) in distribution payable
       to Partners                                                       57,123                  (107,012)
     Increase in other assets                                               787                     6,079
Net cash provided by operating activities                               327,584                   267,774

Cash flows from investing activities:
  Proceeds from sale of property                                      2,882,613                      --
Net cash provided by investing activities                             2,882,613                      --

Cash flows from financing activities:
  Cash distributions paid or accrued to Partners                     (3,165,626)                (266,483)

Net increase in cash and cash equivalents                                44,571                    1,291

Cash and cash equivalents, beginning of period                          179,327                  172,080
Cash and cash equivalents, end of period                      $         223,898                 $173,371


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


  Units of
For the nine months ended                              Limited         General             Limited
September 30, 1995 and 1994                          Partnership      Partners'           Partners'                Total
(Unaudited) (Note 1)                                  Interest         Capital             Capital                Capital

Balance, December 31, 1994                              25,109     $  (319,736)     $     5,087,653    $         4,767,917
Cash distributions paid or accrued                                         --            (3,165,626)            (3,165,626)
Net income                                                              17,444              200,601                218,048
Balance, September 30, 1995                             25,109     $  (302,292)     $      2,122,628   $         1,820,336

Balance, December 31, 1993                              25,109     $  (330,889)     $     5,251,176    $         4,920,287
Cash distributions paid or accrued                                         --              (266,483)              (266,483)
Net income                                                              13,786              158,541                172,327
Balance, September 30, 1994                             25,109     $  (317,103)     $     5,143,234    $         4,826,131


NOTES TO FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)

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

2.    Taxable Income

      The Partnership's taxable income for 1995 is expected to differ from the net income for financial reporting purposes primarily due to the accounting for the Frank's Nursery Store's real property lease under the financing method for financial reporting purposes and the GTE real property lease under the operating method for tax purposes and from the difference between depreciation for financial reporting purposes and depreciation for tax purposes calculated using the accelerated cost recovery system.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

   Cash is required to pay management fees and general and administrative expenses. The Partnership's rental and interest income is sufficient and is expected to be sufficient in future years to pay all of these expenses as well as to provide for cash distributions to the Partners. The Partnership's reserve balance is approximately $232,000.
   General and administrative expense in the Third Quarter 1995 was reduced from that in the Third Quarter 1994 primarily due to the sale of the vacant Seagate property; during May and June 1994 the Partnership was responsible for expenses including taxes, security and utilities for the Seagate Property. Depreciation and amortization in the Third Quarter 1995 was reduced from that in the Third Quarter 1994 primarily due to the sale of the Seagate property.
   The status of the Partnership's properties, Frank's Nursery and GTE North, is unchanged from that provided in the 1994 Annual and 1995 Second Quarter Reports.
   The Partnership's results of operations in future years may differ from those experienced during the quarter ended September 30, 1995, since the Partnership will receive step rents from GTE North and may receive percentage rent, from Frank's Nursery. The Partnership may also sell either of its properties.


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

Winthrop Partners 81 Limited Partnership
(Registrant)

BY:   One Winthrop Properties, Inc.
      Managing General Partner





BY:   /s/ Anthony R. Page
      Anthony R. Page
      Chief Financial Officer




BY:   /s/ Richard J. McCready
      Richard J. McCready
      Chief Operating Officer

DATED:  November 14, 1995

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4
OF THE PARTNERSHIP AGREEMENT

1.   Statement of Cash Available for Distribution:



    September 30, 1995
    (Unaudited)

    Net income                                            $ 61,821
     Add:Depreciation and amortization
          charges to income not affecting
          cash available for distribution                   12,468
          Minimum lease payments
          received, net of interest
          income earned,on leases
          accounted for under the
          financing method                                  8,147
          Prepaid Rent                                          0
    Withdrawal from Reserves                                  173
    Cash Available for Distribution                        82,609
    Distributions allocated to General
     Partners............................                $      0
    Distributions allocated to Limited
     Partners............................                $ 82,609

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended
     September 30, 1995:

    September 30, 1995
    (Unaudited)

    Entity Receiving  Form of
    Compensation      Compensation            Amount

    Winthrop          Property Man-
    Management        agement Fees          $  1,271

    General Partners  Interest in Cash
                      Available for
                      Distribution          $      0

    WFC Realty      Interest in Cash
    Co. Inc.          Available for
                      Distribution          $    658
                       (200 units)

    All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Report on Form 10-Q or Partnership Report.