Form 10-K
period 1995-12-31
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1996-04-01
CIK 351147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                                          Commission File
For the fiscal year ended December 31, 1995                No.   0-10404

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          Massachusetts                                  04-2720480
       (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

        One International Place, Boston, Massachusetts              02110
            (Address of Principal Offices)                        (Zip Code)

       Registrant's telephone number including area code: (617) 330-8600

        Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE




    Part of the
    Form 10-K          Document Incorporated by Reference

     I, III            The Prospectus of the Registrant dated June 2, 1981

                                                          PART I

Item 1.           Business.

         Winthrop Partners 81 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 9, 1981, for the purpose of owning and leasing commercial and industrial real properties. The Partnership was initially capitalized with contributions of $1,000 from each of the two General Partners and $5,000 from the Initial Limited Partner. On February 26, 1981, the Partnership filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (the "Commission") with respect to a public offering of 70,000 Units of limited partnership interest ("Units") at a purchase price of $500 per Unit (an aggregate of $35,000,000). The Registration Statement was declared effective on June 2, 1981. The offering terminated in June 1982, at which time 25,099 Units, representing capital contributions from Limited Partners of $12,549,500, had been subscribed for.

         The Partnership's General Partners are One Winthrop Properties, Inc., a Massachusetts limited partnership (the "Managing General Partner"), and Linnaeus-Hampshire Realty Limited Partnership, a Massachusetts limited partnership (the "Associate General Partner"). One Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation which is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland public limited partnership. See "Change in Control."

         The Partnership's only business is owning and leasing improved real estate. The Partnership's investment objectives and policies are described at pages 17-24 of its Prospectus dated June 2, 1981 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is attached hereto as an exhibit and incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424(b) on July 13, 1981.

     The Partnership has invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $165,000 originally set aside as reserves, in ten (10) real proper ties. The Partnership's current reserves net of accounts payable, accrued expenses and distributions payable to Partners of approximately $147,000 are invested in money market instruments. Eight properties have been sold: one in 1989; one in 1991; three in 1992; two in 1993; and one in 1995. See "Dispositions", below. The

Partnership's future cash distributions will include ongoing distributions from rental income and one-time distributions of sale proceeds. Rental income will be affected by the terms of any new leases, any tenant improvements and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, the cash to be distributed from sale proceeds will go 100% to limited partners until they have received their $500 per unit original Capital Contribution. The general partners' 8% share of sale proceeds would be paid subsequently. See Item 2, "Properties" for a description of the Partnership's remaining properties.

       The Partnership owns the fee interest in each of the two (2) remaining properties and acquired all of the properties solely with Partnership capital and without any mortgage financing. Each of these properties is commercial in nature and each is leased under a triple net lease to a single tenant. Each of the leases is for an initial term of at least five years from the date of acquisition. Each of the tenants is a public company or a subsidiary of a public company.

       The tenants under each of the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The Partnership has no responsibility for any maintenance, repairs or improvements associated with any of the Properties. In addition, the tenants at the Properties are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that the Properties are adequately insured.

       Each tenant is subject to competition from other companies offering similar products in the locations of the property leased by such tenant. The Partnership has no control over the tenants' responses to competitive conditions impacting the businesses operated by the tenants at each of the properties. In addition, the Partnership will be subject to significant competition in attracting tenants upon the expiration or termination of either of the leases with its tenants.

       Rents paid pursuant to the lease with GTE North Incorporated and Frank's Nursery and Crafts (including additional percentage rent) account for approximately 68.4% and 31.6% of the Partnership's revenues for 1995. See Item 2, "Properties" for a description of the leases with respect to the Partnership's two remaining properties.

Dispositions

       NCNB, Batesburg, SC. On March 12, 1993, the Partnership sold the property to a third party. The sale price was $112,500 which is significantly less than the original purchase price of $234,653. Net proceeds from the sale were distributed to the limited partners with the 1993 First Quarter distribution. On a per-unit basis, $4.48 was distributed as a return of capital. The cash-on-cash return provided by the property during its holding period was approximately 4.4% per annum, taking into account the quarterly distributions attributable to the property and the loss of capital incurred on sale. The Partnership's original investment in this property represented approximately 2.1% of the Partnership's initial offering proceeds.

       NCNB, Orangeburg, SC. On July 30, 1993, the Partnership sold the property to a third party. The sale price was $125,000 which is less than the original purchase price of $484,208. Net proceeds of the sale were distributed to the limited partners with the 1993 Third Quarter Distribution. On a per-unit basis $4.56 was distributed as a return of capital. The cash-on-cash return provided by the property during its original holding period was approximately 2.7% per annum, taking into account the quarterly distributions attributable to the property and the loss of capital incurred on sale. The Partnership's original investment in this property represented approximately 4.3% of the Partnership's initial offering proceeds.

       Seagate Technology ("Seagate"), formerly known as Magnetic Peripherals, Oklahoma City, OK. On January 12, 1995, the Partnership sold the property to a third party. The sale price was $3,100,000 (approximate book value) which is significantly less than the original purchase price of $5,554,285. Net proceeds from the sale will be distributed with the 1995 First Quarter distribution. The Partnership's original investment in the property represents approximately 49.3% of the initial offering proceeds.

Employees

       The Partnership does not have any employees. Services are performed for the Partnership by its Managing General Partner, and agents retained by the Managing General Partner, including an affiliate of the General Partners, Winthrop Management.

         Until December 22, 1994, the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), which is the sole general partner of WFA, and the sole general partner of the Associate General Partner was Arthur
J. Halleran, Jr.. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership (Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the general partner interest in the Associate General Partner.

       As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner and the Associate General Partner. In connection with the transfer of control, the officers and directors of One Winthrop Financial resigned and Londonderry II appointed new officers and directors. See Item 10, "Directors and Executive Officers of Registrant.

Item 2.  Properties.

      A description of the Partnership's remaining properties is as follows. All of Registrant's remaining properties are owned in fee.

                                        Total Cost     Original
     Tenant                Date  of       of the       Portfolio      Building
Property/Location          Purchase     Property(1)    Percentage(2)Size(sq.ft.)

GTE North Incorporated,
formerly General
 Telephone of Ohio
  Columbus, OH             10/14/82     $1,849,948       16.4        100,000

Frank's Nursery
and Crafts, Inc.
  Columbus, OH              1/25/83     $  889,776        7.0         16,500
- --------------------

(1)      Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.

      The Partnership's remaining properties are commercial or industrial in nature. Each of these properties is under a triple net lease to a single tenant. The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1995 annual base rent for the leases at the properties.

     Tenant               Business of     Lease       Renewal     1995 Annual
Property/Location         Tenant          Expiration  Options(1)  Base Rent

GTE North Incorporated,
formerly General
 Telephone of Ohio        Warehouse       4/30/97        --        $240,000(1)
  Columbus, OH            Distribution
                          Facility

Frank's Nursery
and Crafts, Inc.          Retail Nursery  1/25/98     3 -5Yr.      $ 99,000(2)
  Columbus, OH            Nursery and
                          Crafts Store
- --------------------

(1) The annual base rent was $230,000 through April 1995; $240,000 effective May 1995 through April 1996; and $250,000 effective May 1996 through April 1997.

(2) An additional rent payment of $5,284, representing a percentage of store sales, was received in 1995.

Item 3.  Legal Proceedings.

       The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of security holders.

                                                       PART II

Item 5.  Market For Registrant's Common Equity and Related
          Stockholder Matters.

       There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

       As of March 14, 1996, there were 1,258 holders of Units.

         The Amended and Restated Limited Partnership Agreement of the Partnership, dated as of June 2, 1981 (incorporated herein by reference) requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1995 and 1994, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

             Distribution with           Amount of Distribution
             Respect to Quarter Ended    Per Unit

                                         1995                      1994
                                         ----                      ----

             March 31                    3.44(1)                   8.62
             June 30                     3.75                      1.00
             September 30                3.29                      1.00
             December 31                 2.99                      1.00

(1) Does not include distribution of net sale proceeds of $114.80 per Unit.

     Item 6.  Selected Financial Data.


         The following represents selected financial data for Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                    For the Year Ended or as of December 31,
                                   1995        1994        1993        1992         1991

Operating Revenues - rental &
  interest income              $  365,268  $  501,547  $  892,337  $1,023,742  $ 1,187,745
Operating Income                  261,207     139,413     606,317     667,020      768,864
Gain (loss) on sale
   of property                     11,173          --    (138,310)    319,638      120,506
Net Income                     $  272,380     139,413     468,007     986,658      889,370
Net Income per weighted average
  Unit of Limited Partnership
  Interest Outstanding              10.02        5.11       16.71       37.17        32.92
Total Assets                   $1,906,708  $4,820,805  $5,070,501  $5,790,068  $ 6,906,653
  Total Cash Distributions
   per Unit of Limited
   Partnership Interest,
   including amounts
  distributed after year end: $ 128.27(4) $    11.62  $ 38.74(3)  $  81.26(2) $   50.16(1)
- ---------------------

(1) Includes the proceeds from the disposition of the North, South Carolina property in the amount of $9.53 per Unit of which $8.17 is a return of capital and $1.36 is profit.
(2) Includes the proceeds from the disposition of the Anderson, Greenville and Sumter, South Carolina properties in the aggregate amount of $44.64 per unit of which $41.92 is a return of capital and $2.72 is profit.
(3) Includes the proceeds from the disposition of the Batesburg and Orangeburg, South Carolina properties in the aggregate amount of $9.04, all of which was distributed as a return of capital.
(4) Includes proceeds of the Oklahoma City, OK property in the amount of $114.80 per unit all of which is a return of capital.

Item 7.       Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liquidity and Capital Resources


       The Partnership generates revenues from rental income paid pursuant to leases with tenants at the Partnership's properties as its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for all operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes. See "Item 2 Properties" for a description of these leases.

       At December 31, 1995, the Partnership's had approximately $234,000 in cash and cash equivalents, an increase of $54,550 from December 31, 1994. This increase was due to $2,882,613 of cash from investing activities generated from the sale of the Partnership's Oklahoma City property, which was partially offset by a reduction in cash from operating activities ($64,011) and an increase in cash used in financing activities ($2,771,299). Each of these increases and decreases were primarily due to the sale of the Oklahoma City property.

       The Partnership requires cash to pay management fees and general and administrative expenses. The Partnership's rental and interest income was sufficient in 1995, and is expected to be sufficient in future years, to pay all of these amounts as well as to provide for cash distributions to the Partners from operations. The leases at the Partnership's remaining properties expire in April 1997 and January 1998 at which time the Partnership will be required to extend the leases, find new tenants or sell the properties.

Results of Operations

       Through 1995, the results of the Partnership's operations have differed somewhat from year to year primarily because of percentage rental payments, periodic increased rental payments, variations in interest income, decreases in depreciation expense and sales of properties. The Partnership's sole sources of income are from rents received and interest earned on cash balances which are invested in short term investments. The lease with Frank's Nursery at the Columbus, Ohio property provides for percentage rental payments which occurred in the last five years. The lease for the GTE North, Incorporated property provides for periodic increases in rental payments. The Partnership's depreciation expense decreases over time because both of the remaining properties are depreciated on the component method which results in some of the building components having shorter useful lives than others. In 1995, income was significantly reduced due to the loss of income from the Seagate property which has been vacant since May 1, 1994. The sale of properties reduces the operating revenues in future years.

       Because of the net nature of the leases of the two remaining properties, inflation and changing prices have not yet signifi cantly affected the Partnership's revenues and net income.

Item 8.       Financial Statements and Supplementary Data.


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                      For the Year Ended December 31, 1995

Financial Statements:

Report of Independent Public Accountants

Statements of Income for the Years Ended
  December 31, 1995, 1994 and 1993

Balance Sheets as of December 31, 1995 and 1994

Statements of Changes in Partners' Capital for the Years Ended December 31, 1995, 1994 and 1993

Statements of Cash Flow for the Years Ended
  December 31, 1995, 1994 and 1993

Notes to Financial Statements


Financial Statement Schedules:

III   - Real Estate and Accumulated Depreciation of
          Property Held by Local Limited Partnerships as of December 31, 1995

All schedules prescribed by Regulation S-X other than the one indicated above have been omitted as the required information is inapplicable or the information is presented elsewhere in the financial statements or related notes.

                             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO WINTHROP PARTNERS 81 LIMITED PARTNERSHIP:

    We have  audited the  accompanying  balance  sheets of Winthrop  Partners 81
Limited Partnership (a Massachusetts limited partnership) as of December 31, 1995 and 1994 and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Winthrop Partners 81 Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 81 Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III listed in Item 14(a)(2) is the responsibility of Winthrop Partners 81 Limited Partnership management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements and, in our opinion, is fairly stated, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.










ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 31, 1996

STATEMENTS OF INCOME

- ------------------------------------------------------------------------------------------------------------------------------------


For the Years Ended
December 31, 1995, 1994 and 1993                                                       1995             1994               1993
- ------------------------------------------------------------------------------------------------------------------------------------
Income:
  Rental income from real estate leases accounted
    for under the operating method................................................  $    266,830    $   469,864     $     858,174
  Other income....................................................................        14,113             54              -
  Interest on short-term investments..............................................        63,103          7,676             7,711
  Interest income on real estate leases accounted
    for under the financing method................................................        21,222         23,953            26,452
                                                                                          ------         -------           ------
                                                                                         365,268        501,547           892,337
                                                                                         -------        --------          -------

Expenses:
  Depreciation and amortization...................................................        64,181        221,558           233,117
  Management fees.................................................................         5,092          9,595            12,821
  General and administrative......................................................        34,788        130,981            40,082
                                                                                          ------        --------           ------
                                                                                         104,061        362,134           286,020
                                                                                         -------        --------          -------

Operating income                                                                         261,207        139,413           606,317

Gain (loss) on sale of property, net                                                      11,173            -            (138,310)
                                                                                          ------            ----         --------

Net income                                                                          $    272,380    $   139,413     $     468,007
                                                                                    =    =======    =   ========    =     =======

Net income allocated to General Partners                                            $     20,897    $    11,153     $      48,505
                                                                                    =     ======    =    =======    =      ======

Net income allocated to Limited Partners                                            $    251,483    $   128,260     $     419,502
                                                                                    =    =======    =   ========    =     =======

Net income per Unit of Limited Partnership
  Interest                                                                          $      10.02    $      5.11     $       16.71
                                                                                    =      =====    =      =====    =       =====




















 The  accompanying  notes are an integral part of these financial statements.

BALANCE SHEETS


- ------------------------------------------------------------------------------------------------------------------------------------


December 31, 1995 and 1994                                                                1995                      1994
- ------------------------------------------------------------------------------------------------------------------------------------


ASSETS

Real Estate Leased to Others:
  Accounted  for  under  the  operating  method,  at  cost,  net of  accumulated depreciation of $808,214 and $3,486,376 as of December 31, 1995 and 1994,
   respectively...................................................................     $       1,451,031         $      4,386,653
  Accounted for under the financing method........................................               220,360                  252,598
                                                                                                 --------                 -------
                                                                                               1,671,391                4,639,251

Other Assets:
  Cash and cash equivalents, at cost, which approximates
    market value..................................................................               233,877                  179,327
  Other...........................................................................                 1,440                    2,227
                                                                                                   ------                   -----
 ..................................................................................     $       1,906,708         $      4,820,805
                                                                                       =       ==========        =      =========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
  Accounts payable and accrued expenses...........................................     $          11,274         $         27,653
  Distributions payable to Partners...............................................                75,376                   25,235
                                                                                                  -------                  ------
 ..................................................................................                86,650                   52,888
                                                                                                  -------                  ------

Partners' Capital (Deficit):
  Limited Partners
    Units  of  Limited  Partnership  Interest,   $500  stated  value  per  Unit;
      authorized - 70,010 Units; issued
        and outstanding - 25,109 Units............................................             2,118,897                5,087,653

  General Partners................................................................              (298,839)                (319,736)
                                                                                                ---------                --------
                                                                                               1,820,058                4,767,917
                                                                                               ----------               ---------
                                                                                       $       1,906,708         $      4,820,805
                                                                                       =       ==========        =      =========


 The  accompanying  notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS


- ------------------------------------------------------------------------------------------------------------------------------------


For the Years Ended
December 31, 1995, 1994 and 1993                                                     1995              1994              1993
- ------------------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:

  Net income.................................................................$       272,380      $    139,413      $     468,007
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.............................................        64,181           221,558            233,117
    Minimum lease payments received, net of
     interest income earned, on leases accounted for
     under the financing method...............................................        32,238            29,507             27,008
    (Gain) Loss on sale of property, net......................................       (11,173)             -               138,310
    Changes in assets and liabilities:
     (Decrease) Increase in accounts payable and
       accrued expenses.......................................................       (16,379)            9,690            (48,038)
      Decrease (increase) in other assets.....................................           788             5,878             (7,500)
                                                                                         ----            ------            ------

    Net cash provided by operating activities:................................       342,035           406,046            810,904
                                                                                     --------          --------           -------

Cash flows from investing activities:
  Net proceeds from sale of property..........................................     2,882,613              -               227,155
                                                                                   ----------             -----           -------

    Net cash provided by investing activities.................................     2,882,613              -               227,155
                                                                                   ----------             -----           -------

Cash flows from financing activities:
  Cash distributions paid.....................................................    (3,170,098)         (398,799)        (1,139,536)
                                                                                  -----------         ---------        ----------

    Net cash used by financing activities:....................................    (3,170,098)         (398,799)        (1,139,536)
                                                                                  -----------         ---------        ----------

Net increase (decrease) in cash and cash equivalents..........................        54,550             7,247           (101,477)

Cash and cash equivalents, beginning of period................................       179,327           172,080            273,557
                                                                                     --------          --------           -------

Cash and cash equivalents, end of period.....................................$       233,877      $    179,327      $     172,080
                                                                             =       ========     =    ========     =     =======


 The  accompanying  notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


- -----------------------------------------------------------------------------------------------------------------------------------


                                                     UNITS OF
                                                      LIMITED                GENERAL                 LIMITED
For the Years Ended                                 PARTNERSHIP             PARTNERS'               PARTNERS'               TOTAL
December 31, 1995, 1994 and 1993                     INTEREST                DEFICIT                CAPITAL                CAPITAL
- ------------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1992...........................   25,109    $          (325,853)      $        5,804,899     $     5,479,046

Cash distributions paid or
  accrued............................................                         (53,541)                (973,225)         (1,026,766)
Net income...........................................                          48,505                  419,502             468,007
                                                                               -------                 --------            -------
Balance, December 31, 1993...........................   25,109               (330,889)               5,251,176           4,920,287
                                                        ------               ---------               ----------          ---------

Cash distributions paid or
  accrued............................................                               0                 (291,783)           (291,783)
Net income...........................................                          11,153                  128,260             139,413
                                                                               -------                 --------            -------
Balance, December 31, 1994...........................   25,109               (319,736)               5,087,653           4,767,917
                                                        ------               ---------               ----------          ---------

Cash distributions paid or
  accrued............................................                               0               (3,220,239)         (3,220,239)
Net income...........................................                          20,897                  251,483             272,380
                                                                               -------                 --------            -------
Balance, December 31, 1995...........................   25,109    $          (298,839)      $         2,118,897    $     1,820,058
                                                        ======    =          =========      =         =========    =     =========



 The  accompanying  notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1995



1.      ORGANIZATION

        Winthrop Partners 81 Limited Partnership, (the Partnership), was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 9, 1981 for the purpose of owning and leasing commercial and industrial real properties. The Partnership will terminate on December 31, 2009, or sooner, in accordance with the terms of the Partnership Agreement.


2.      SIGNIFICANT ACCOUNTING POLICIES

        Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Income Taxes - No provision has been made for federal, state or local income taxes in the financial statements of the Partnership. Partners are required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership. The Partnership prepares its tax returns on the accrual basis. On May 29, 1981, the Internal Revenue Service issued a ruling that the Partnership will be classified as a partnership for federal income tax purposes.

        Distributions to Partners - The cash distribution due Partners for the three months ended December 31, 1995 is recorded in the accompanying financial statements as a liability and a reduction of Partners'
        capital. As provided in the Partnership Agreement, quarterly distributions are payable to Partners within 60 days after the end of the quarter.

        Cash and Cash Equivalents - Cash and cash equivalents consist of a mutual fund that invests in treasury bills and repurchase agreements maturing in three months or less, valued at cost which approximates market value.

        Percentage Rent - The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based upon percentages of sales at the properties (percentage rent). These percentage rents are recorded on a cash basis. For the years ended December 31, 1995, 1994 and 1993, the Partnership received percentage rent totaling $5,284, $7,518 and $14,849, respectively.

        Leases - The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.

               (a)  Financing Method

               Under this method, minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered to be the Partnership's gross investment in the lease. Unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized over the lease term using the interest rate implicit in the lease to provide a level rate of return over the lease term.

               (b)  Operating Method

               Under this method, revenue is recognized as rentals become due, which does not materially differ from the straight-line method. Expenses (including depreciation) are charged to operations, as incurred.

        Depreciation - Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the useful life of each class of asset, which ranges from 5 to 35 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs.

        Certain amounts from prior years have been reclassified to remain consistent with the current year presentation.

3.      TRANSACTIONS WITH RELATED PARTIES

        One Winthrop Properties, Inc. (One Winthrop), the Managing General Partner, Winthrop Securities Co., Inc. (Winthrop Securities), the Selling Agent for the Public Offering, and Winthrop Management, the manager of the properties, are wholly owned subsidiaries of First
        Winthrop Corporation, which in turn is wholly owned by Winthrop Financial Associates, A Limited Partnership (WFA).

        Winthrop Management is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1995, 1994 and 1993, Winthrop Management earned $5,092, $9,595 and $12,821, respectively, for managing the real properties of the Partnership.

        The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided for in the Partnership Agreement. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distribution to the Limited Partners as provided for in the Partnership Agreement. For the year ended December 31, 1993, the Partnership paid or accrued distributions from Cash Available for Distribution totaling $53,541 to the General Partners. No such amounts were paid or accrued in 1995 or 1994. The proceeds from the sale of the Orangeburg and Batesburg, South Carolina properties in 1993, and the Seagate, Oklahoma property in 1995 (see Note 6) were distributed entirely to the Limited Partners.

        During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

4.      REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

        Real estate leased to others, at cost, accounted for under the operating method as of December 31, 1995 and 1994 is summarized as follows:

                              --------------------------------------------------------------------------------------------


                                                                       1995                       1994

                              --------------------------------------------------------------------------------------------


               Land........................................   $         600,841          $       1,351,629
               Commercial buildings........................           1,658,404                  6,521,400
               Less:  Accumulated depreciation.............            (808,214)                (3,486,376)
                                                                       --------                 ----------
                                                              $       1,451,031          $       4,386,653
                                                              =       =========          =       =========


        The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:


                           1996....................................          292,000
                           1997....................................          129,000
                           1998....................................            3,000
                           1999....................................                0
                           2000....................................                0



5.      REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

        Real estate leased to others accounted for under the financing method, as of December 31, 1995 and 1994, is summarized as follows:


                                                                      1995              1994

        Minimum lease payments receivable.....................  $       110,502    $     163,962
        Unguaranteed residual value...........................          145,356          145,356
                                                                        -------          -------
                                                                        255,858          309,318
        Less:  Unearned income................................          (35,498)         (56,720)
                                                                        -------          -------
                                                                $       220,360    $     252,598
                                                                =       =======    =     =======

        The following is a summary of the approximate minimum anticipated future
        rental  receipts,   excluding  percentage  rents,  by  year,  under  the
        noncancelable portion of the financing leases:

                           1996...............................            53,000
                           1997...............................            53,000
                           1998...............................             5,000
                           1999...............................                 0
                           2000...............................                 0

6.      SALE OF PROPERTY

        On July 30, 1993, the Partnership sold the property located in Orangeburg, South Carolina, for a sale price of $125,000, and in March 1993, the Partnership sold the property located in Batesburg, South Carolina, for a sale price of $112,500. The Partnership had accounted for the leased properties under the operating method and realized an aggregate loss of $138,310 on these transactions. The sales provided $227,153 of net proceeds, which have been distributed to limited partners.

        On January 12, 1995, the Partnership sold the property located in Oklahoma City, Oklahoma, for a sale price of $3,100,000. The net proceeds received by the Partnership for the sale resulted in a gain of $11,173 for financing reporting purposes. The sale provided $2,882,613 of net proceeds, which have been distributed to limited partners.

7.      TAXABLE INCOME

        The Partnership's taxable income for 1995 differs from the net income for financial reporting purposes primarily due to the differences in the methods used for the recognition of depreciation and the accounting for certain real property leases under the financing method for financial reporting purposes and the operating method for tax return purposes. Taxable income for 1995 is as follows:

           Net income for financial reporting purposes...............................................    $         272,380
              Plus:  Minimum lease payments received, net of
                   interest income earned, on leases accounted
                   for under the financing method....................................................               32,238
              Minus: Excess depreciation under ACRS..................................................              (95,539)
                                                                                                                   -------
           Taxable income............................................................................    $         209,079
                                                                                                                   =======


SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

- ------------------------------------------------------------------------------------------------------------------------------------


December 31, 1995                                                                Three Months Ended             Year Ended
(Unaudited)                                                                       December 31, 1995          December 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------




Statement of Cash Available for Distribution:
Net income....................................................................  $         54,335           $        272,380
  Add:  Depreciation and amortization charges
          to income not affecting Cash Available
          for Distribution....................................................            12,469                     64,181
           Sales proceeds.....................................................              -                     2,882,613
        Minimum lease payments received, net of
          interest income earned, on leases
          accounted for under the financing
          method..............................................................             8,329                     32,238
  Less:   Reserves............................................................              (173)                      -
          Prepaid rent........................................................              -                       (20,000)
          Gain on sale of property............................................              -                       (11,173)
                                                                                            ----                    -------
Cash Available for Distribution...............................................  $         74,960           $      3,220,239
                                                                                -         ------           -      ---------

Distributions allocated to General Partners...................................  $           -              $           -

Distributions allocated to Limited Partners...................................  $         74,960           $      3,220,239
                                                                                -         ------           -      ---------



2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended December 31, 1995:

- -----------------------------------------------------------------------------------------------------------------------------------


  Entity Receiving                                       Form of                               (Unaudited)
    Compensation                                      Compensation                               Amount
- -----------------------------------------------------------------------------------------------------------------------------------


   Winthrop Management                           Property management fees                   $        1,271
   General Partners                              Interest in Cash Available
                                                   for Distribution                         $            0
   WFC Realty Co., Inc.                          Interest in Cash Available
                                                   for Distribution                         $           30






All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Financial Statements and related notes or Annual Partnership Report.




                                                          WINTHROP PARTNERS 81
                                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               (ACCOUNTED FOR UNDER THE OPERATING METHOD)
                                                           DECEMBER 31, 1995
                                                               SCHEDULE III
                                                                  1 of 2




                                 Initial cost to Partnership &
                                 gross amount at which carried
                                 as of Dec. 31, 1995 (A,B,&C)            Accumulated                                 Life on which
                                 ----------------------------
                                                                         Depreciation     Date of                    Depreciation
                                            Buildings &                  as of Dec. 31,  Construction       Date       Expense
Description                      Land       Improvements      Total         1995 (D)      Completion      Acquired    is Computed
- -----------                      ----       ------------      -----      --------------  ------------     --------   ------------


Land & Warehouse
 Distribution Center,
 Columbus, OH                  191,544      1,658,404        1,849,948      808,214      1980            Oct. 1982      5-35 years

Land, Columbus, OH             409,297           -             409,297        -           -              Jan. 1983       -
                            ----------     -------         -----------   ----------

                            $  600,840     $1,658,404      $ 2,259,245   $  808,214
                            ==========     ==========      ===========   ==========


(A) The cost of the properties represents the purchase price of the properties plus miscellaneous acquisition and closing costs. Included in the costs are property acquisition fees totaling $544,827 paid to the Managing General partner (See Note 3 of Notes to Financial Statements).

(B) The cost of real estate owned at December 31, 1995 is the same for financial statement and income tax reporting purposes.

(C) Reconciliation of real estate owned:

         Balance as of December 31, 1994......................  $    7,873,029
         Additions during 1995................................               0
         Sales of property during 1995........................       5,613,784
                                                                     ---------
         Balance as of December 31, 1995......................  $    2,259,245
                                                                =    =========

(D)      Reconciliation of accumulated depreciation:

         Balance as of December 31, 1994......................  $    3,486,376
         Depreciation expense during 1995.....................          64,181
         Sales of property in 1995............................      (2,742,343)
                                                                     ---------
         Balance as of December 31, 1995......................  $      808,214
                                                                =    =========



                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   (ACCOUNTED FOR UNDER THE FINANCING METHOD)
                               DECEMBER 31, 1995

                                  SCHEDULE III
                                    2 of 2


                                                     Minimum Lease Payments
                           Net Investment in         Received Net of Interest         Date of                    Length of Lease
                          Financing Leases at           Income Earned at            Construction      Date       on Which Interest
Description               point of purchase(A)        December 31, 1995 (B)          Completion     Acquired     Income is Computed
- -----------               --------------------       ------------------------       ------------    --------     ------------------

Nursery & Craft Store,
 Columbus, OH             $480,479                   $254,565                       1968            Jan. 1983    15 years
                          ========                   ========




(A) The net investment in financing leases at the point of purchase reflects the purchase price of the properties plus miscellaneous acquisition and closing costs. Included in the costs are property acquisition fees totaling $82,648 paid to the Managing General Partner (See Note 3 of Notes to Financial Statement). The net investment at the point of purchase is as follows:

                  Minimum lease payments receivable...........            $ 801,885
                  Plus:  Unguaranteed residual................              145,356
                  Minus:  Unearned income.....................             (466,762)
                                                                          ---------
                  Net Investment..............................            $ 480,479

                                                                          =========

(B) Reconciliation of minimum lease payments received net of interest income earned:

                  Balance as of December 31, 1994.............            $ 222,327
                  Minimum lease payments received net of
                   interest income earned during 1995.........               32,238
                                                                          ---------
                  Balance as of December 31, 1995.............            $ 254,565
                                                                          =========

Item 9.       Changes in and Disagreements on Accounting and Financial
              Disclosure.

       The Partnership has had no disagreement with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                                     PART III

Item 10.              Directors and Executive Officers of the Registrant.

       (a) and (b) Identification of Directors and Executive Officers. Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1996, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                          Has Served as
                               Position Held with the     a Director or
  Name and Age                 Managing General Partner   Officer Since

Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Ronald Kravit                Director                     7-95

W. Edward Scheetz            Director                     7-95

Richard J. McCready          President and
                             Chief Operating Officer      7-95

Jeffrey Furber               Executive Vice President     1-96
                             and Clerk

Anthony R. Page              Chief Financial Officer      8-95
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

       (c)    Identification of Certain Significant Employees.   None.

       (d)    Family Relationships.   None.

       (e) Business Experience. The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of the Managing General Partner, described above in Items 10(a) and (b), are as follows:

         Michael L. Ashner, age 44, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         W. Edward Scheetz, age 31, has been a Director of WFA since July 1995. Mr. Scheetz was a director of NPI from October 1994 until January 1996. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.

     Ronald Kravit, age 39, has been a Director of WFA since July 1995. Mr. Kravit has been associated with Apollo since August 1995. From October 1993 to August 1995, Mr. Kravit was a Senior Vice President with G. Soros Realty Advisors/Reichman International. Mr. Kravit was a Vice President and Chief Financial Officer of MAXXAM Property Company from July 1991 to October 1993.

     Richard J. McCready, age 37, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

            Jeffrey Furber, age 36, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Anthony R. Page, age 32, has been the Chief Financial Officer for WFA since August 1995. From July, 1994 to August 1995, Mr. Page was a Vice President with Victor Capital Group, L.P. and from 1990 to July 1994, Mr. Page was a Managing Director with Principal Venture Group. Victor Capital and Principal Venture are investment banks emphasizing on real estate securities, mergers and acquisitions.

       Peter Braverman, age 44, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

       One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty-Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Winthrop Financial Associates, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership and Winthrop Apartment Investors Limited Partnership.

       (f)    Involvement in Certain Legal Proceedings.   None.

Item 11.              Executive Compensation.

         Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General
Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions.")

Item 12. Security Ownership of Certain Beneficial Owners and Management.

       (a) Security ownership of certain beneficial owners. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 1996.
 Under the Amended and Restated Agreement of (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

       Under the Partnership Agreement, the right to manage the business of the Partnership is vested in the General Partners and is generally to be exercised only by the Managing General Part ner, One Winthrop Properties, Inc., although the consent of the Associate General Partner, Linnaeus-Hampshire Realty Limited Partnership, is required for all purchases, financings, refinancings and sales or other dispositions of the Partnership's real properties and with respect to certain other matters. See Item 1 above for a description of the General Partners.

       (b) Security ownership of management. None of the partners of WFA nor any of the officers, directors or the general partner of the General Partners owned any Units at March 1, 1996. A wholly-owned subsidiary of WFA owns 200 Units (less than 1% of the total number of Units outstanding).

       (c) Changes in control. There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership except as follows:

     In connection with its acquisition of control of Linnaeus, Londonderry II issued NACC a $22 million non-recourse purchase money note due 1998 (the "Purchase Money Note"), as set forth in a loan agreement, dated as of July 14, 1995, by and between NACC and Londonderry II. Initial security for the Purchase Money Note includes, among other things, the partnership interests in W.L. Realty acquired by Londonderry II and the W.L. Realty partnership interest in Linnaeus. Accordingly, if Londonderry II does not satisfy its obligations under the Purchase Money Note, NACC would have the right to foreclose upon this security and, as result, would gain control of the Registrant.

Item 13.  Certain Relationships and Related Transactions.

       Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commis sions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership.

       Winthrop Management is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1995, 1994 and 1993, Winthrop Management earned $5,092, $9,595 and $12,821, respectively, for managing the real properties of the Partnership.

       The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided for in the Partnership Agreement. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the years ended December 31, 1993, the Partnership paid or accrued distributions from Cash Available for Distribution totaling $53,541 to the General Partners. No such amounts were paid or accrued in 1995 or 1994. The proceeds from the sale of the Orangeburg and Batesburg, South Carolina properties in 1993, and the Seagate, Oklahoma property in 1995 were distributed entirely to the Limited Partners.

       During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K.


(a)(1)(2)         Financial Statements and Financial Statement Schedules:

                  See Item 8 of this Form 10-K for Financial Statements of the Partnership, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)           Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

                                                    SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WINTHROP PARTNERS 81 LIMITED
                                          PARTNERSHIP

                                          By:   ONE WINTHROP PROPERTIES, INC.,
                                                Managing General Partner

                                          By: /s/ Michael L. Ashner
                                                  Michael Ashner
                                                  Chief Executive Officer

                                                  Date: March 27, 1996

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name            Title                    Date

/s/ Michael Ashner        Chief Executive          March 27, 1996
- ------------------
Michael Ashner            Officer and Director


/s/ Ronald Kravit         Director                 March 27, 1996
Ronald Kravit


/s/ Anthony R. Page       Chief Financial Officer  March 27, 1996
Anthony R. Page

                                                 Index to Exhibits


  Exhibit


   3     Amended and Restated Agreement of Limited           (a)
         Partnership of Winthrop Partners 81 (the
         "Partnership") dated as of June 2, 1981

   4     See Exhibit (3).

  10(a)  Property Management Agreement between the           (b)
         Partnership and WP Management Co., Inc.
         dated June 2, 1981

  10(b) Documents relating to the GTE North Incorporated, (c) formerly General Telephone Company of Ohio, property in Columbus, Ohio

         Lease Amendment Number Three dated March 16, 1992   (d)

  10(c)  Documents relating to the Frank's Nursing &         (c)
         Crafts, Inc. property in Dublin, Ohio

- ---------------------------

(a) Filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.


(b)  Filed as an exhibit to the Partnership's Registration
Statement on Form S-11, File No. 2-71045, and incorporated herein by reference.

(c) Filed as an exhibit to the Partnership's Current Report on Form 8-K dated January 26, 1983, and incorporated herein by reference.

(d) Filed as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.