Form 10QSB
period 1996-03-31
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1996-05-15
CIK 351147

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-10404

                    Winthrop Partners 81 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Massachusetts                            04-2720480
        -------------------------------     ------------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

              One International Place, Boston, Massachusetts 02110
          -------------------------------------------------------------
       (Address of principal executive office)               (Zip Code)

         Registrant's telephone number, including area code (617) 330-8600



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|




                                     1 of 10

       WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets (Unaudited)
                                                              March 31,    December 31,
                                                                1996           1995


Assets

Real Estate Leased to Others:

Accounted for under the operating method, at
   cost, net of accumulated depreciation of $821,000 (1996)
   and $808,000 (1995)                                       $ 1,438,000   $ 1,451,000
Accounted for under the financing method                         212,000       220,000
                                                             -----------   -----------

                                                               1,650,000     1,671,000


Other Assets:

Cash and cash equivalents                                        241,000       234,000
Other                                                              2,000         2,000
                                                             -----------   -----------

         Total Assets                                        $ 1,893,000   $ 1,907,000
                                                             ===========   ===========

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                        $    13,000   $    11,000
Distributions payable to partners                                 81,000        76,000
                                                             -----------   -----------

         Total Liabilities                                        94,000        87,000
                                                             -----------   -----------

Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized -

   70,010 Units; issued and outstanding - 25,109 Units         2,093,000     2,119,000
General Partners (Deficit)                                      (294,000)     (299,000)
                                                             -----------   -----------

         Total Partners' Capital                               1,799,000     1,820,000
                                                             -----------   -----------

         Total Liabilities and Partners' Capital             $ 1,893,000   $ 1,907,000
                                                             ===========   ===========




                       See notes to financial statements.

                                     2 of 10

       WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996



Statements of Income (Unaudited)


                                                     For the Three Months Ended
                                                        March 31,  March 31,
                                                          1996       1995

Income

     Rental income from real estate leases accounted
        for under the operating method                  $ 81,000  $ 74,000
     Interest on short-term investments                    2,000    26,000
     Interest income on real estate leases accounted
       for under the financing method                      4,000     6,000
     Gain on sale of property                               --      11,000
                                                        --------  --------

                                                          87,000   117,000
                                                        --------  --------
Expenses:

     Depreciation                                         13,000    27,000
     Management fees                                       1,000     1,000
     General and administrative                           13,000     7,000
                                                        --------  --------

         Total expenses                                   27,000    35,000
                                                        --------  --------

Net income                                              $ 60,000  $ 82,000

                                                        ========  ========

Net income per Unit of Limited Partnership Interest     $   2.19  $   3.01
                                                        ========  ========

Distributions per Unit of Limited Partnership Interest  $   3.23  $ 119.12
                                                        ========  ========




                       See notes to financial statements.

                                     3 of 10

       WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996



Statement of Partners' Capital (Unaudited)

                                        Units of
                                         Limited      General      Limited
                                       Partnership   Partners'    Partners'        Total
                                        Interest      Deficit      Capital        Capital


Balance - January 1, 1996                   25,109  $  (299,000)  $ 2,119,000   $ 1,820,000

   Cash distributions paid or accrued                       --        (81,000)      (81,000)
   Net income                                             5,000        55,000        60,000
                                       -----------  -----------   -----------   -----------

Balance - March 31, 1996                    25,109  $  (294,000)  $ 2,093,000   $ 1,799,000
                                       ===========  ===========   ===========   ===========




                       See notes to financial statements.

                                     4 of 10

       WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996



Statements of Cash Flows (Unaudited)
                                                                   For the Three Months Ended
                                                                      March 31,   March 31,
                                                                        1996        1995

Cash Flows from Operating Activities:

Net income                                                          $  60,000   $    82,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                      13,000        27,000
     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method      8,000         7,000
     Gain on property sold                                               --         (11,000)
Changes in assets and liabilities:
     Increase (decrease) in accounts payable and accrued expenses       2,000       (17,000)
     (Increase) in other assets                                          --         (26,000)
                                                                    ---------   -----------

Net cash provided by operating activities                              83,000        62,000
                                                                    ---------   -----------

Cash Flows From Investing Activities:

     Net proceeds from sale of property                                  --       2,883,000
                                                                    ---------   -----------

     Cash provided by investing activities                               --       2,883,000
                                                                    ---------   -----------

Cash Flows From Financing Activities:

     Cash distributions paid                                          (76,000)      (25,000)
                                                                    ---------   -----------

     Cash used in financing activities                                (76,000)      (25,000)
                                                                    ---------   -----------

Net increase in cash and cash equivalents                               7,000     2,920,000

Cash and cash equivalents, beginning of period                        234,000       179,000
                                                                    ---------   -----------

Cash and cash equivalents, end of period                            $ 241,000   $ 3,099,000
                                                                    =========   ===========




                       See notes to financial statements.


                                     5 of 10

            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         Management fees paid by the Partnership to Winthrop Management, an affiliate of the General Partner, totaled $1,000 during each of the three months ended March 31, 1996 and 1995, respectively.




                                     6 of 10

            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996


Item 2.  Management's Discussion and Analysis or Plan of Operation.


This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Partnership's two remaining properties include a retail store and a warehouse which are each leased to a single tenant pursuant to a triple net lease. The lease with GTE North Incorporated (the "GTE Lease") expires in April 1997 and the lease with Frank's Nursery and Crafts, Inc. expires in January 1998, subject to extension. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes.

The level of liquidity based on cash and cash equivalents experienced a $7,000 increase at March 31, 1996 as compared to December 31, 1995. The Partnership's $83,000 of cash provided by operating activities was only partially offset by $76,000 of cash used for partner distributions (financing activities). Cash provided by investing activities declined significantly at March 31, 1996 as compared to March 31, 1995 due to the receipt of sale proceeds during the first quarter of 1995. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Partnership requires cash primarily to pay management fees at its properties and general and administrative expenses. In addition, if the Partnership is unable to sell its remaining properties prior to their lease expiration, extend the current leases or re-let the properties upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the properties. The Partnership's rental and interest income was sufficient for the three months ended March 31, 1996, and is expected to be sufficient until the expiration of the GTE Lease, to pay all of these amounts.

The Partnership invests its working capital reserves in a money market account or repurchase agreements secured by United States Treasury obligations.




                                     7 of 10

            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996


Item 2.  Management's Discussion and Analysis or Plan of Operation.
         (Continued)


Results of Operations


Three Months ended March 31, 1996 vs. March 31, 1995

Operating results declined by $22,000 for the three months ended March 31, 1996 as compared to 1995 due to a decrease in revenues of $30,000 which was only partially offset by a decrease in expenses of $8,000.

Revenues decreased by $30,000 for the three months ended March 31, 1996 as compared to 1995 due to decreases in interest on short term investments ($24,000), interest income on real estate leases accounted for under the financing method ($2,000) and an $11,000 gain on the sale of property during 1995 which were partially offset by an increase in rental income of $7,000. The increase in rental income is primarily attributable to an increase in rent under the GTE Lease and an increase in percentage rent paid by Frank's Nursery. The decrease in interest on short-term investments was due to the interest income received from proceeds from the sale of one of the Partnership's properties which was received in January 1995 and distributed in May 1995 to the Partnership's partners.

Expenses decreased by $8,000 for the three months ended March 31, 1996 as compared to 1995 primarily due to a decrease in depreciation expense of $14,000 which was partially offset by an increase in general and administrative expenses of $6,000. The increase in general and administrative expenses was the result of the payment of certain professional fees. Management fees remained constant.




                                     8 of 10

            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996


Part II - Other Information


Item 6.     Exhibits and Reports on Form 8-K.


(a)  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b) Reports on Form 8K: In February 1996, a current report on Form 8-K was filed with respect to a mailing to limited partners (Item 5, "Other Event").




                                     9 of 10

             WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        BY:       ONE WINTHROP PROPERTIES, INC.
                                  Managing General Partner



                                  BY:  ____________________________________
                                       Michael L. Ashner
                                       Chief Executive Officer and Director


                                  BY:  ____________________________________
                                       Edward V. Williams
                                       Chief Financial Officer





                                       Dated: May 14, 1996




                                    10 of 10