Form 10QSB
period 1996-06-30
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1996-08-13
CIK 351147

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-10404

                    Winthrop Partners 81 Limited Partnership
       (Exact name of small business issuer as specified in its charter)

       Massachusetts                                   04-2720480
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         One International Place, Boston, Massachusetts      02110
             (Address of principal executive office)       (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No_____

                                    1 of 12

       WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets (Unaudited)
(In Thousands, Except Unit Data)
                                                          June 30,  December 31,
                                                            1996        1995
                                                          --------  ------------
Assets

Real Estate Leased to Others:
Accounted for under the operating method, at
   cost, net of accumulated depreciation of $833 (1996)
   and $808 (1995)                                        $ 1,426    $ 1,451
Accounted for under the financing method                      203        220
                                                          -------    -------
                                                            1,629      1,671
Other Assets:
Cash and cash equivalents                                     276        234
Other                                                           2          2
                                                          -------    -------
         Total Assets                                     $ 1,907    $ 1,907
                                                          =======    =======
Liabilities and Partners' Capital

Liabilities:
Accounts payable and other liabilities                    $    59    $    11
Distributions payable to partners                              --         76
                                                          -------    -------
         Total Liabilities                                     59         87
                                                          -------    -------
Partners Capital:
Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized -
   70,010 Units; issued and outstanding - 25,109 Units      2,138      2,119
General Partners (Deficit)                                   (290)      (299)
                                                          -------    -------
         Total Partners' Capital                            1,848      1,820
                                                          -------    -------
         Total Liabilities and Partners' Capital          $ 1,907    $ 1,907
                                                          =======    =======

                       See notes to financial statements.

                                    2 of 12

       WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1996

Statements of Income (Unaudited)
(In Thousands, Except Unit Data)
                                                             For the Three        For the Six
                                                             Months Ended         Months Ended
                                                           June 30,  June 30,  June 30,   June 30,
                                                             1996      1995      1996       1995
                                                           --------  --------  --------   --------
Income
   Rental income from real estate leases accounted
      for under the operating method                        $  73     $  69     $ 154     $   143
   Interest on short-term investments                           4        31         6          57
   Interest income on real estate leases accounted
     for under the financing method                             5         5         9          11
   Gain on sale of property                                    --        --        --          11
                                                            -----     -----     -----     -------
   Total income                                                82       105       169         222
                                                            -----     -----     -----     -------
Expenses
   Depreciation                                                12        12        25          39
   Management fees                                              2         2         3           3
   General and administrative                                  19        17        32          24
                                                            -----     -----     -----     -------
     Total expenses                                            33        31        60          66
                                                            -----     -----     -----     -------
Net income                                                  $  49     $  74     $ 109     $   156
                                                            =====     =====     =====     =======
Net income per Unit of Limited Partnership Interest         $1.79     $2.71     $3.98     $  5.73
                                                            =====     =====     =====     =======
Distributions per Unit of Limited Partnership Interest      $  --     $3.71     $3.23     $122.83
                                                            =====     =====     =====     =======

                       See notes to financial statements.

                                    3 of 12

       WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1996

Statement of Partners' Capital (Unaudited)
(In Thousands, Except Unit Data)
                                 Units of
                                 Limited       General    Limited
                                Partnership   Partners'  Partners'  Total
                                 Interest      Deficit    Capital   Capital
                                -----------   ---------  ---------  -------
Balance - January 1, 1996          25,109      $(299)     $2,119    $1,820
   Distributions                                  --         (81)      (81)
   Net income                                      9         100       109
                                   ------      -----      ------    ------
Balance - June 30, 1996            25,109      $(290)     $2,138    $1,848
                                   ======      =====      ======    ======

                       See notes to financial statements.

                                    4 of 12

       WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1996

Statements of Cash Flows (Unaudited)
(In Thousands)
                                                                     For the Six Months
                                                                            Ended
                                                                     June 30,   June 30,
                                                                       1996       1995
                                                                     --------   --------
Cash Flows from Operating Activities:
Net income                                                           $   109    $   156
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                         25         39
     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method        17         18
     Gain on property sold                                                --        (11)
Changes in assets and liabilities:
     Increase in accounts payable and other liabilities                   48          3
     Decrease in other assets                                             --          1
                                                                     -------    -------
Net cash provided by operating activities                                199        206
                                                                     -------    -------
Cash Flows From Investing Activities:
     Net proceeds from sale of property                                   --      2,883
                                                                     -------    -------
     Cash provided by investing activities                                --      2,883
                                                                     -------    -------
Cash Flows From Financing Activities:
     Cash distributions                                                 (157)    (3,000)
                                                                     -------    -------
     Cash used in financing activities                                  (157)    (3,000)
                                                                     -------    -------
Net increase in cash and cash equivalents                                 42         89
Cash and cash equivalents, beginning of period                           234        179
                                                                     -------    -------
Cash and cash equivalents, end of period                             $   276    $   268
                                                                     =======    =======

                       See notes to financial statements.

                                    5 of 12

            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 JUNE 30, 1996

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. General

   The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Note 4. Certain amounts have been reclassified to conform to the June 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

   The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. Accounting Change

   On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

3. Related Party Transactions

   Management fees paid by the Partnership to an affiliate of the Managing General Partner totaled $3,000 during each of the six months ended June 30, 1996 and 1995.

4. Sale of Property

   On January 12, 1995, the Partnership sold the property located in Oklahoma City, Oklahoma, for $3,100,000. The Partnership recorded a gain on sale of $11,000. The sale provided $2,883,000 of net proceeds, which have been distributed to limited partners.

                                    6 of 12

            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 JUNE 30, 1996

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

The level of liquidity based on cash and cash equivalents experienced a $42,000 increase at June 30, 1996 as compared to December 31, 1995. The Partnership's $199,000 of cash provided by operating activities was only partially offset by $157,000 of cash used for partner distributions (financing activities). Cash provided by investing activities declined significantly at June 30, 1996 as compared to June 30, 1995 due to the receipt of sale proceeds during the first quarter of 1995.

The Partnership requires cash primarily to pay management fees and general and administrative expenses. If the Partnership is unable to sell its remaining properties prior to their lease expiration, extend the current leases or re-let the properties upon the expiration of the lease terms, the Partnership would be responsible for those operating expenses currently paid by the tenants pursuant to the terms of the leases, (i.e., real estate taxes, insurance and utility expenses associated with the properties). The Partnership's rental and interest income was sufficient for the six months ended June 30, 1996, and is expected to be sufficient until the expiration of the GTE Lease, to satisfy the Partnership's obligations. In anticipation of the expiration of the GTE lease, the General Partner has decided to suspend cash distributions in order to increase cash reserves. Upon expiration of tenant leases the Partnership will be required to either sell the properties or procure new tenants. The Partnership maintains cash reserves required for potential capital improvements in order to re-lease the properties. The Partnership invests its working capital reserves in a money market mutual fund.

                                    7 of 12

            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 JUNE 30, 1996

Item 2.  Management's Discussion and Analysis or Plan of Operation.
         (Continued)

Results of Operations

Net income declined by $47,000 for the six months ended June 30, 1996, as compared to 1995, and by $25,000 for the three months ended June 30, 1996, as compared to 1995, due to a decrease in revenues.

Revenues decreased by $53,000 for the six months ended June 30, 1996, as compared to 1995, due to a decrease in interest on short term investments of $51,000 and an $11,000 gain on the sale of property during 1995 which were partially offset by an increase in rental income of $11,000. The increase in rental income is primarily attributable to an increase in rent under the GTE Lease and an increase in percentage rent paid by Frank's Nursery. The decrease in interest on short-term investments was due to the interest income earned from investing the proceeds received from the sale of the Partnership's Oklahoma City property in January 1995. The proceeds were distributed in May 1995 to the Partnership's limited partners.

Expenses decreased by $6,000 for the six months ended June 30, 1996, as compared to 1995, due to a decrease in depreciation expense of $14,000 which was partially offset by an increase in general and administrative expenses of $8,000. The increase in general and administrative expenses was the result of the payment of certain professional fees. Management fees remained constant.

                                    8 of 12

            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 JUNE 30, 1996

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             27.  Financial Data Schedule

             99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                    9 of 12

             WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10-QSB

                                 JUNE 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BY: ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner

                                      BY: /s/ Michael L. Ashner
                                          Michael L. Ashner
                                          Chief Executive Officer and Director

                                      BY: /s/ Edward V. Williams
                                          Edward V. Williams
                                          Chief Financial Officer

                                          Dated: August 12, 1996

                                    10 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                                 JUNE 30, 1996

Exhibit Index

        Exhibit                                                        Page No.
        -------                                                        --------

27.     Financial Data Schedule                                           --

99.     Supplementary Information Required Pursuant to
        Section 9.4 of the Partnership Agreement.                         12

                                    11 of 12