Form 10QSB
period 1996-09-30
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1996-11-07
CIK 351147

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

              One International Place, Boston, Massachusetts 02110
              ----------------------------------------------------
               (Address of principal executive office) (Zip Code)

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


                                     1 of 12

              WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB
                               SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)
                                                                 September 30,             December 31,
(In Thousands, Except Unit Data)                                      1996                     1995
                                                              ---------------------    ---------------------
Assets

Real Estate Leased to Others:
Accounted for under the operating method, at
   cost, net of accumulated depreciation of $845 (1996)
   and $808 (1995)                                            $              1,414     $              1,451
Accounted for under the financing method                                       194                      220
                                                              ---------------------    ---------------------

                                                                             1,608                    1,671

Other Assets:

Cash and cash equivalents                                                      337                      234
Other                                                                            2                        2
                                                              ---------------------    ---------------------

         Total Assets                                         $              1,947     $              1,907
                                                              =====================    =====================

Liabilities and Partners' Capital

Liabilities:

Accounts payable and other liabilities                         $                41     $                 11
Distributions payable to partners                                                -                       76
                                                              ---------------------    ---------------------

         Total Liabilities                                                      41                       87
                                                              ---------------------    ---------------------

Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized -
   70,010 Units; issued and outstanding - 25,109 Units                       2,192                    2,119
General Partners (Deficit)                                                    (286)                    (299)

                                                              ---------------------    ---------------------

         Total Partners' Capital                                             1,906                    1,820
                                                              ---------------------    ---------------------

         Total Liabilities and Partners' Capital               $             1,947     $              1,907
                                                              =====================    =====================

                       See notes to financial statements.


                                     2 of 12

              WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB
                               SEPTEMBER 30, 1996


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)
                                                             For the Three Months Ended            For the Nine Months Ended
                                                         September 30,      September 30,      September 30,     September 30,
                                                               1996               1995              1996               1995
Income

   Rental income from real estate leases accounted
      for under the operating method                     $             73   $             72   $           227   $            215
   Interest on short-term investments                                   3                  2                 9                 60
   Interest income on real estate leases accounted
     for under the financing method                                     5                  5                14                 16
   Gain on sale of property                                             -                  -                 -                 11
                                                         -----------------  -----------------  ----------------  -----------------

                                                                       81                 79               250                302
                                                         -----------------  -----------------  ----------------  -----------------
Expenses:

   Depreciation                                                        12                 12                37                 52
   Management fees                                                      1                  1                 4                  4
   General and administrative                                          10                  4                42                 28
                                                         -----------------  -----------------  ----------------  -----------------

     Total expenses                                                    23                 17                83                 84
                                                         -----------------  -----------------  ----------------  -----------------

Net income                                               $             58   $             62   $           167   $            218
                                                         =================  =================  ================  =================

Net income allocated to general partners                 $              5   $              5   $            13   $             17
                                                         =================  =================  ================  =================
Net income allocated to limited partners                 $             53   $             57   $           154   $            201
                                                         =================  =================  ================  =================

Net income per Unit of Limited Partnership Interest      $            2.11  $           2.27  $           6.13   $           8.01
                                                         =================  =================  ================  =================

Distributions per Unit of Limited Partnership Interest   $             -    $           3.23   $          3.23   $         126.08
                                                         =================  =================  ================  =================

                       See notes to financial statements.

                                     3 of 12

              WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB
                               SEPTEMBER 30, 1996

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)          Units of
                                          Limited             General               Limited
                                        Partnership          Partners'              Partners'              Total
                                          Interest            Deficit                Capital              Capital
                                 ------------------- -------------------   -----------------------------------------


Balance - January 1, 1996                    25,109  $            (299)    $           2,119    $             1,820

   Distributions                                                      -                  (81)                   (81)
   Net income                                                        13                  154                    167
                                 ------------------- -------------------   ------------------   --------------------

Balance - September 30, 1996                 25,109  $            (286)    $           2,192    $             1,906
                                 =================== ===================   ==================   ====================


                       See notes to financial statements.

                                     4 of 12

              WINTHROP PARTNERS 81 LIMITED PARTNERSHIP FORM 10-QSB
                               SEPTEMBER 30, 1996

Statements of Cash Flows (Unaudited)
                                                                                         For the Nine Months Ended
(In Thousands)                                                                      September 30,            September 30,
                                                                                       1996                     1995
                                                                               ---------------------    ---------------------
Cash Flows from Operating Activities:

Net income                                                                     $                167     $                218
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                                                37                       52
     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                               26                       27
     Gain on property sold                                                                        -                      (11)
Changes in assets and liabilities:
     Increase (decrease) in accounts payable and other liabilities                               30                      (16)
     Decrease in other assets                                                                     -                        1
                                                                               ---------------------    ---------------------
Net cash provided by operating activities                                                       260                      271
                                                                               ---------------------    ---------------------
Cash Flows From Investing Activities:

     Net proceeds from sale of property                                                            -                   2,883
                                                                               ---------------------    ---------------------
     Cash provided by investing activities                                                         -                   2,883
                                                                               ---------------------    ---------------------
Cash Flows From Financing Activities:

     Cash distributions                                                                        (157)                  (3,109)
                                                                               ---------------------    ---------------------
     Cash used in financing activities                                                         (157)                  (3,109)
                                                                               ---------------------    ---------------------
Net increase in cash and cash equivalents                                                       103                       45

Cash and cash equivalents, beginning of period                                                  234                      179
                                                                               ---------------------    ---------------------

Cash and cash equivalents, end of period                                       $                337     $                224
                                                                               =====================    =====================

                       See notes to financial statements.


                                     5 of 12

            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10 - QSB

                               SEPTEMBER 30, 1996

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Note 4. Certain amounts have been reclassified to conform to the September 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

             The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.           Accounting Change

             On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

3.           Related Party Transactions

             Management fees paid by the Partnership to an affiliate of the Managing General Partner totaled $4,000 during each of the nine months ended September 30, 1996 and 1995.

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

                               SEPTEMBER 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation.


This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Partnership's two remaining properties include a retail store and a warehouse which are each leased to a single tenant pursuant to a triple net lease. The lease with GTE North Incorporated (the "GTE Lease") expires in April 1997 and the lease with Frank's Nursery and Crafts, Inc. expires in January 1998, subject to extension. Upon expiration of tenant leases the Partnership will be required to either sell the properties or procure new tenants. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. The Partnership would be responsible for similar expenses if the properties were to become vacant upon the expiration of such leases.

The level of liquidity based on cash and cash equivalents experienced a $103,000 increase at September 30, 1996 as compared to December 31, 1995. The Partnership's $260,000 of cash provided by operating activities was only partially offset by $157,000 of cash used for partner distributions (financing activities). Cash provided by investing activities declined significantly at September 30, 1996 as compared to September 30, 1995 due to the receipt of sale proceeds during the first quarter of 1995.

The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, if the Partnership is unable to sell its remaining properties prior to their lease expiration, extend the current leases or re-let the properties upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the properties. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 1996, and is expected to be sufficient until the expiration of the GTE Lease, to satisfy the Partnership's obligations. It is likely that the GTE lease will not be renewed and therefore, the General Partner has decided to suspend cash distributions in order to maintain cash reserves. The Partnership has engaged a local broker to attempt to procure a new tenant for this property. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The

Partnership invests its working capital reserves in a money market mutual fund.


                                     7 of 12

            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10 - QSB

                               SEPTEMBER 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation. (Continued)

Results of Operations

Net income decreased by $51,000 for the nine months ended September 30, 1996, as compared to 1995, due to a decrease in revenues and remained relatively constant for the three months ended September 30, 1996 as compared to 1995.

Revenues decreased for the nine months ended September 30, 1996, as compared to 1995, due to a decrease in interest on short term investments of $51,000 and an $11,000 gain on the sale of property during 1995 which were partially offset by an increase in rental income of $12,000. The increase in rental income is primarily attributable to an increase in rent under the GTE Lease and an increase in percentage rent paid by Frank's Nursery. The decrease in interest on short-term investments was due to the interest income earned from investing the proceeds received from the sale of the Partnership's Oklahoma City property in January 1995. The proceeds were distributed in May 1995 to the Partnership's limited partners.

Expenses decreased by $1,000 for the nine months ended September 30, 1996, as compared to 1995, due to a decrease in depreciation expense of $15,000 which was partially offset by an increase in general and administrative expenses of $14,000. The increase in general and administrative expenses was the result of the payment of certain professional fees. Management fees remained constant.


                                     8 of 12

            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10 - QSB

                               SEPTEMBER 30, 1996

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

             (a)   Exhibits

                   27.    Financial Data Schedule

                   99.    Supplementary Information Required Pursuant to
                          Section 9.4 of the Partnership Agreement.

             (b)   Reports on Form 8-K:

                   On September 23, 1996 a current report on Form 8-K was filed with respect to the Registrant's change of Independent Auditors.


                                     9 of 12

             WINTHROP PARTNERS 81 LIMITED PARTNERSHIP - FORM 10-QSB

                               SEPTEMBER 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      BY: ONE WINTHROP PROPERTIES, INC.
                                          Managing General Partner



                                        BY: /s/ Michael L. Ashner
                                            --------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        BY: /s/ Edward V. Williams
                                            --------------------------------
                                            Edward V. Williams
                                            Chief Financial Officer


                                            Dated: November 6, 1996


                                    10 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1996

Exhibit Index

        Exhibit                                               Page No.
        -------                                               --------

27.     Financial Data Schedule                                 -

99.     Supplementary Information Required Pursuant to
        Section 9.4 of the Partnership Agreement.              12


                                    11 of 12