Form 10KSB
period 1996-12-31
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1997-03-31
CIK 351147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                                                 Commission File
For the year ended December 31, 1996                             No.    0-10404

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
             (Exact name of small business issuer as specified in
                                 its charter)

             Massachusetts                                04-2720480
     (State or other jurisdiction of                    (I.R.S.  Employer
     incorporation  or organization)                   Identification No.)

    One International Place, Boston, Massachusetts           02110
       (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number including area code (617)330-8600

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                               (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Registrant's revenues for its most recent fiscal year were $333,000.

                                                            Cover Page 1 of 2

                                                            Cover Page 2 of 2

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format:  Yes /_/  No  /X/

                                     PART I

Item 1.  Description of Business.

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

         The Partnership's General Partners are One Winthrop Properties, Inc., a Massachusetts limited partnership (the "Managing General Partner"), and Linnaeus-Hampshire Realty Limited Partnership, a Massachusetts limited partnership (the "Associate General Partner"). One Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation which is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland limited partnership. See "Change in Control."

         The Partnership's only business is owning and leasing improved real estate.

         The Partnership has invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $165,000 originally set aside as reserves, in ten real properties. The Partnership's reserves at December 31, 1996 net of accounts payable, accrued expenses and distributions payable to Partners is approximately $374,000 which is invested in money market instruments. Eight properties have been sold: one in 1989; one in 1991; three in 1992; two in 1993; and one in 1995. The Partnership's future cash distributions will include ongoing distributions from rental income and one-time distributions of sale proceeds at such time or times as the Partnership's remaining properties are sold. Rental income will be affected by the terms of any new leases, any tenant improvements and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Due to the pending expiration of the lease with GTE North Incorporated ("GTE"), the Partnership has suspended its quarterly distributions from operations. See "Item 7 Financial Statements, Note 2." Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, the cash to be distributed from sale proceeds will go 100% to limited partners until they have received their $500 per unit original capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties.

Dispositions

       Seagate Technology ("Seagate"), formerly known as Magnetic Peripherals, Oklahoma City, OK. On January 12, 1995, the Partnership sold the property to a third party. The sale price was $3,100,000 (approximate book value) which is significantly less than the original purchase price of $5,554,285. Net proceeds from the sale were distributed with the 1995 first quarter distribution. The Partnership's original investment in the property represents approximately 49.3% of the initial offering proceeds.

Employees

       The Partnership does not have any employees. Services are performed for the Partnership by its Managing General Partner, and agents retained by the Managing General Partner, including an affiliate of the General Partners, Winthrop Management.

Change in Control

         Until December 22, 1994, the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), which is the sole general partner of WFA, and the sole general partner of the Associate General Partner was Arthur
J. Halleran, Jr.. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the general partner interest in the Associate General Partner.

       As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner and the Associate General Partner. In connection with the transfer of control, the officers and directors of One Winthrop Financial resigned and Londonderry II appointed new officers and directors. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 2.  Description of Properties.

         A description of the Partnership's remaining properties is as follows. All of Registrant's remaining properties are owned in fee.

                                          Total Cost     Original
     Tenant                  Date  of       of the       Portfolio      Building
Property/Location            Purchase     Property(1)   Percentage(2)  Size (sq.ft.)
-----------------            --------     -----------   -------------  -------------
GTE North Incorporated,
formerly General
 Telephone of Ohio
  Columbus, OH               10/14/82     $1,849,948        16.4          99,000

Frank's Nursery
and Crafts, Inc.
  Columbus, OH               1/25/83      $  889,776         7.0          16,500

--------------------
(1)      Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.

         The Partnership owns the fee interest in each of the two remaining properties and acquired all of the properties solely with Partnership capital and without any mortgage financing. Each of these properties is commercial in nature and each is leased under a triple net lease to a single tenant. Each of the tenants is a public company or a subsidiary of a public company. The lease with GTE is scheduled to expire on April 30, 1997. Although continuing to pay rent, GTE has vacated the premises and, it is expected that GTE will not renew its lease. Accordingly, until such time as the property is re-let or sold, it will be necessary for the Partnership to utilize its cash reserves to satisfy the expenses of the property. During the first quarter of 1997, the Partnership was notified that Frank's Nursery was exercising its option to renew the lease term for the first five year renewal option. As a result, the lease with Frank's Nursery is now scheduled to terminate, subject to further extension, on January 25, 2003. The annual lease payments during the renewal term are scheduled to be $107,250, payable in monthly installments.

         The tenants under each of the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. Until such time as a lease expires, the Partnership has no responsibility for any maintenance, repairs or improvements associated with any of the Properties. In addition, the tenants at the Properties are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities during the term of the lease. If a Property were to become vacant upon the expiration of its lease (i.e., the GTE lease), the Partnership would be responsible for these costs. The Partnership believes that the Properties are adequately insured.

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

         Rents paid pursuant to the lease with GTE North Incorporated and Frank's Nursery and Crafts account for approximately 71.63% and 28.37% of the Partnership's total rental receipts for 1996. See Item 2, "Description of Properties" for a description of the leases with respect to the Partnership's two remaining properties.

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1996 annual base rent for the leases at the properties:

     Tenant               Business of     Lease       Renewal     1996 Annual
Property/Location         Tenant          Expiration  Options     Base Rent
-----------------         -----------     ----------  -------     -----------
GTE North Incorporated,
formerly General
 Telephone of Ohio        Warehouse       4/30/97        --        $250,000(1)
  Columbus, OH            Distribution
                          Facility

Frank's Nursery
and Crafts, Inc.          Retail Nursery  1/25/2003     2-5Yr.     $ 99,000
  Columbus, OH            Nursery and
                          Crafts Store
--------------------
(1) The annual base rent was $240,000 through April 1996; and $250,000 effective May 1996 through April 1997.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1996:


                       Gross
                      Carrying        Accumulated                         Federal
Property               Value(1)       Depreciation(1) Rate      Method   Tax Basis
--------              --------        ------------    -----     ------   ---------
GTE North            $1,849,949          $858,089     15-35       S/L      $268,937
Columbus, OH

Frank's Nursery         409,397              -           -         -        434,918
and Crafts, Inc.
  Columbus, OH

------------
(1) As accounted for under Statement of Financial Accounting Standards No. 13

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

         As of March 1, 1997, there were 1,323 holders of 25,109 outstanding Units.

         The Amended and Restated Limited Partnership Agreement of the Partnership, dated as of June 2, 1981 requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1996 and 1995, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

         Distribution with                    Amount of Distribution
         Respect to Quarter Ended             Per Unit
         ---------------------------------------------
                                              1996            1995
                                              ----            ----
         March 31                             3.23            3.44(1)
         June 30                                --            3.75
         September 30                           --            3.29
         December 31                            --            2.99

(1)      Does not include distribution of net sale proceeds of $114.80 per Unit.

Item 6.  Management's Discussion and Analysis or Plan of
         Operation.

Liquidity and Capital Resources

         The Partnership's two remaining properties include a retail store and a warehouse which are each leased to a single tenant pursuant to a triple net lease. The lease with GTE North Incorporated (the "GTE Lease") expires in April 1997 (see below) and the recently extended lease with Frank's Nursery and Crafts, Inc. (the "Frank's Lease") expires in January 2003, subject to extension. GTE has vacated the property but continues to pay rent under the terms of the lease. The Partnership has engaged a local broker to attempt to procure a new tenant for this property. Upon expiration of tenant leases, and if new leases are not entered into with the existing tenants, the Partnership will be required to either sell the properties or procure new tenants.


         The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. The Partnership would be responsible for similar expenses if the properties were not re-let upon the expiration of such leases.

         The level of liquidity based on cash and cash equivalents experienced a $185,000 increase at December 31, 1996 as compared to December 31, 1995. The Partnership's $307,000 of cash provided by operating activities and $35,000 of cash provided by investing activities was only partially offset by $157,000 of cash used for partner distributions (financing activities). Cash provided by investing activities declined significantly at December 31, 1996 as compared to December 31, 1995 due to the receipt of sale proceeds during the first quarter of 1995. At December 31, 1996 the Partnership had approximately $419,000 in cash reserves.

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, if the Partnership is unable to sell its remaining properties prior to their lease expiration, extend the current leases or re-let the properties upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the properties. The Partnership's rental and interest income was sufficient for the year ended December 31, 1996, and is expected to be sufficient until the expiration of the GTE Lease, to satisfy the Partnership's obligations. Upon expiration of the GTE lease, if the property is not re-let or sold, the Partnership anticipates that it will be necessary to utilize its cash reserves to supplement the rental and interest income.

         Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. Due to the expiration and non-renewal of the GTE lease, the general partner has decided to suspend cash distributions in order to maintain cash reserves, which may be needed to fund potential capital improvements required in connection with the re-letting of the property. The Frank's Lease was recently extended at a small increase in rent. The Partnership invests its working capital reserves in a money market mutual fund.

Results of Operations

         Net income decreased by $49,000 for the year ended December 31, 1996, as compared to 1995, primarily due to a decrease in revenues.

         Revenues decreased for the year ended December 31, 1996, as compared to 1995, due to a decrease in interest on short term investments of $50,000 and an $11,000 gain on the sale of property during 1995 which were partially offset by an increase in rental income of $35,000. The increase in rental income is primarily attributable to an increase in rent under the GTE Lease and an increase in percentage rent paid by Frank's Nursery. The decrease in interest on short-term investments was due to the interest income earned from investing the proceeds received from the sale of the Partnership's Oklahoma City property in January 1995. The proceeds were distributed in May 1995 to the Partnership's limited partners.

         Expenses increased by $6,000 for the year ended December 31, 1996, as compared to 1995, due to an increase in general and administrative expenses of $20,000 which was partially offset by a decrease in depreciation expense of $14,000. The increase in general and administrative expenses was the result of an increase in professional fees. The decrease in depreciation was due to the sale of the aforementioned property in 1995. Management fees remained constant.

Item 7.  Financial Statements

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1996

                                      INDEX
                                                                         Page
                                                                         -----

Independent Auditors' Reports..........................................  F - 2

Financial Statements:

Balance Sheets as of December 31, 1996 and 1995........................  F - 4

Statements of Income for the Years Ended
     December 31, 1996 and 1995........................................  F - 5

Statements of Partners' Capital for the Years Ended
     December 31, 1996 and 1995........................................  F - 6

Statements of Cash Flows for the Years Ended
     December 31, 1996 and 1995........................................  F - 7

Notes to Financial Statements..........................................  F - 8

                          Independent Auditors' Report


To the Partners
Winthrop Partners 81 Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Winthrop Partners 81 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1996, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 81 Limited Partnership as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                            /s/ Imowitz Koenig & Co., LLP




New York, New York
January 29, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WINTHROP PARTNERS 81 LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of Winthrop Partners 81 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1995 and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of Winthrop Partners 81 Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 81 Limited Partnership as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 31, 1996

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                                BALANCE SHEETS
                       (In Thousands, Except Unit Data)

                                                                                             DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                     1996                     1995
                                                                              --------------------    ---------------------
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $858 (1996) and $808 (1995)                                              $             1,401     $              1,451
Accounted for under the financing method                                                      185                      220
                                                                              --------------------    ---------------------
                                                                                            1,586                    1,671
Other Assets:
Cash and cash equivalents                                                                     419                      234
Other                                                                                           2                        2
                                                                              --------------------    ---------------------
         Total Assets                                                         $             2,007     $              1,907
                                                                              ====================    =====================
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                         $                45     $                 11
Distributions payable to partners                                                               -                       76
                                                                              --------------------    ---------------------
         Total Liabilities                                                                     45                       87
                                                                              --------------------    ---------------------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized-70,010 Units;
   issued and outstanding - 25,109 Units                                                    2,243                    2,119
General Partners (Deficit)                                                                   (281)                    (299)
                                                                              --------------------    ---------------------
         Total Partners' Capital                                                            1,962                    1,820
                                                                              --------------------    ---------------------
         Total Liabilities and Partners' Capital                              $             2,007     $              1,907
                                                                              ====================    =====================


                      See notes to financial statements.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
                       (In Thousands, Except Unit Data)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                    1996                1995
                                                                              ----------------    ----------------
Income:
Rental income from real estate leases accounted
     for under the operating method                                           $            302     $           267
Other income                                                                                 -                  14
Interest on short-term investments                                                          13                  63
Interest income on real estate leases accounted
     for under the financing method                                                         18                  21
Gain on sale of property                                                                     -                  11
                                                                              ----------------     ---------------
         Total income                                                                      333                 376
                                                                              ----------------     ---------------
Expenses:
Depreciation                                                                                50                  64
Management fees                                                                              5                   5
General and administrative                                                                  55                  35
                                                                              ----------------     ----------------
         Total Expenses                                                                    110                 104
                                                                              ----------------     ---------------
Net income                                                                    $            223     $           272
                                                                              ================     ===============
Net income allocated to general partners                                      $             18     $            21
                                                                              ================     ===============
Net income allocated to limited partners                                      $            205     $           251
                                                                              ================     ===============
Net income per Unit of Limited Partnership Interest                           $           8.16     $         10.00
                                                                              ================     ===============
Distributions per Unit of Limited Partnership Interest                        $           3.23     $        128.24
                                                                              ================     ===============

                      See notes to financial statements.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        STATEMENTS OF PARTNERS' CAPITAL
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                       (In Thousands, Except Unit Data)

                                                  Units of
                                                  Limited             General              Limited
                                                Partnership          Partners'            Partners'               Total
                                                  Interest            Deficit              Capital               Capital
                                              -----------------  -------------------  -------------------  --------------------

Balance - January 1, 1995                               25,109   $             (320)  $            5,088   $             4,768

   Distributions                                                                  -               (3,220)               (3,220)
   Net income                                                                    21                  251                   272
                                              -----------------  -------------------  -------------------  --------------------
Balance - December 31, 1995                             25,109                 (299)               2,119                 1,820

   Distributions                                                                  -                  (81)                  (81)
   Net income                                                                    18                  205                   223
                                              -----------------  -------------------  -------------------  --------------------
Balance - December 31, 1996                             25,109   $             (281)  $            2,243   $             1,962
                                              =================  ===================  ===================  ====================


                      See notes to financial statements.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                              1996                    1995
                                                                              --------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $               223     $                272
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                             50                       64
     Gain on sale of property                                                                   -                      (11)
Changes in assets and liabilities:
     Decrease in other assets                                                                   -                        1
     Increase (decrease) in accounts payable and
       accrued expenses                                                                        34                      (16)
                                                                              -------------------     --------------------
Net cash provided by operating activities:                                                    307                      310
                                                                              -------------------     --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Minimum lease payments received, net of interest
        income earned, on leases accounted for under
        the financing method                                                                   35                       32
     Proceeds from sale of property                                                             -                    2,883
                                                                              --------------------    ---------------------
     Net cash provided by investing activities                                                 35                    2,915
                                                                              --------------------    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions                                                                      (157)                  (3,170)
                                                                              --------------------    ---------------------
     Net cash used in financing activities                                                   (157)                  (3,170)
                                                                              --------------------    ---------------------
Net increase in cash and cash equivalents                                                     185                       55
Cash and Cash Equivalents, Beginning of Year                                                  234                      179
                                                                              --------------------    ---------------------
Cash and Cash Equivalents, End of Year                                        $               419     $                234
                                                                              ====================    =====================
Supplemental Disclosure of Non-cash Financing
     Activities -

Distributions accrued and not paid as of December 31                          $                  -    $                 76
                                                                              ====================    =====================

                      See notes to financial statements.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Partners 81 Limited Partnership (the "Partnership"), was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases two properties located in Columbus, Ohio, each of which is leased to a single tenant (See Note 2).

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Leases

     The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.

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

     (b)      Operating Method

         Under this method, revenue is recognized as rentals become due, which does not materially differ from the straight-line method. Expenses (including depreciation) are charged to operations as incurred.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Percentage Rent

     One of the leases provides for a minimum annual rent plus additional rent based on percentages of sales at the properties (percentage rent). The percentage rent is recorded on a cash basis. For the years ended December 31, 1996 and 1995, the Partnership received percentage rent totaling approximately $9,500 and $5,300, respectively.

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

     Depreciation

     Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the estimated useful life of each class of asset, which ranges from 5 to 35 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Distributions to Partners

     The cash distribution due Partners for the three months ended December 31, 1995 is recorded in the accompanying financial statements as a liability and a reduction of Partner's capital.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP


                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Income Per Limited Partnership Unit

     The net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 25,109 units outstanding.

     Income Taxes

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Concentration of Credit Risk

     Principally all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

     Reclassification

     Certain amounts from 1995 have been reclassified to conform to the 1996 presentation.

2.   SIGNIFICANT TENANT

     The leases to the Partnership's two properties expire in April 1997 and January 2003. The tenant whose lease expires in April 1997, although continuing to pay rent, has vacated the premises. Rental revenue from such tenant comprised 78% of the Partnership's rental revenue in 1996. Upon expiration of such lease, if the property is not re-let or sold, the Partnership anticipates that it will be necessary to utilize its cash reserves to satisfy the Partnership's obligations until the property can be re-let or sold.

3.   TRANSACTIONS WITH RELATED PARTIES

     Winthrop Management, an affiliate of One Winthrop Properties, Inc. ("One Winthrop"), the Managing General Partner, of the Partnership, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1996 and 1995 Winthrop Management earned $5,300 and $5,000, respectively, for managing the real properties of the Partnership.

     The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the limited partners as provided in the Partnership Agreement. The general partners are also entitled to 8% of Sale or Refinancing Proceeds subordinated to certain priority distributions to the limited partners as provided for in the partnership agreement. There were no amounts due the general partners for the years ended December 31, 1996 and 1995.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

3.   TRANSACTIONS WITH RELATED PARTIES (Continued)

     During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                         December 31,
                                               -------------------------------
                                                   1996              1995
                                                   ----              ----
     Land                                      $    601,000       $    601,000
     Commercial buildings                         1,658,000          1,658,000
     Accumulated depreciation                      (858,000)          (808,000)
                                                -----------        -----------
                                               $  1,401,000       $  1,451,000
                                               ============       ============

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

                     1997...................  $    129,000
                     1998...................        49,000
                     1999...................        49,000
                     2000...................        49,000
                     2001...................        49,000
                     Thereafter.............        54,000
                                              ------------
                     Total..................  $    379,000
                                              ============

5.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

     Real estate leased to others, accounted for under the financing method is summarized as follows:

                                                              December 31,
                                                   ----------------------------------
                                                     1996                     1995
                                                     ----                     ----
     Minimum lease payments receivable             $  57,000                 $ 111,000
     Unguaranteed residual value                     145,000                   145,000
                                                   ---------                 ---------
                                                     202,000                   256,000
     Less:  Unearned income                          (17,000)                  (36,000)
                                                    ---------                 ---------
                                                    $ 185,000                 $ 220,000
                                                    =========                 =========

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

5.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING
     METHOD (Cont'd)

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the non-cancellable portion of the financing lease:

            1997                               $     53,000
            1998                                     58,000
            1999                                     58,000
            2000                                     58,000
            2001                                     58,000
            Thereafter                               63,000
                                               ------------

            Total                              $    348,000  *
                                               ============

     * Reflects lease extension subsequent to December 31, 1996.

6.   SALE OF PROPERTY

     On January 12, 1995, the Partnership sold the property located in Oklahoma City, Oklahoma, for $3,100,000. The Partnership recorded a gain on sale of $11,000. The sale provided $2,883,000 of net proceeds, which have been distributed to limited partners.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments.

8.   TAXABLE INCOME

     The Partnership's taxable income for 1996 and 1995 differs from net income for financial reporting purposes as follows:

                                                          1996           1995
                                                        --------       --------

     Net income for financial reporting purposes        $223,000       $272,000
         Plus:  Minimum lease payments received,
                net of interest income earned,
                on leases accounted for under
                the financing method                      35,000         32,000
         Minus: Tax depreciation adjustment              (78,000)       (95,000)
                                                        ---------      ---------
     Taxable income                                     $180,000       $209,000
                                                        ========       ========

Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure.

         Effective September 19, 1996, the Partnership dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Partnership's financial statements for calendar year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Partnership's managing general partner's directors. During calendar year ended 1995 and through September 19, 1996, there were no disagreements between the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective September 19, 1996, the Partnership engaged Imowitz Koenig as its Independent Auditors. The Partnership did not consult Imowitz Koenig regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to September 19, 1996.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters effecting its business. As of February 1, 1997, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                              Has Served as
                              Position Held with the          a Director or
Name                         Managing General Partner         Officer Since
----                         ------------------------         -------------
Michael L. Ashner            Chief Executive Officer              1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer              7-95

Jeffrey Furber               Executive Vice President             7-95
                             and Clerk


Edward Williams              Chief Financial Officer              4-96
                             Vice President and Treasurer

Peter Braverman              Senior Vice President                1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

         Except as indicated above, neither the Partnership nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation.

         Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security ownership of certain beneficial owners. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at February 1, 1997. Under the Amended and Restated Agreement of (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         Under the Partnership Agreement, the right to manage the business of the Partnership is vested in the General Partners and is generally to be exercised only by the Managing General Partner, One Winthrop Properties, Inc., although the consent of the Associate General Partner, Linnaeus-Hampshire Realty Limited Partnership, is required for all purchases, financings, refinancings and sales or other dispositions of the Partnership's real properties and with respect to certain other matters.

         (b) Security ownership of management. None of the partners of WFA nor any of the officers, directors or the general partner of the General Partners owned any Units at February 1, 1997. A wholly-owned subsidiary of WFA owns 200 Units (less than 1% of the total number of Units outstanding).

         (c) Changes in control. There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions.

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership.

         Winthrop Management is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1996 and 1995, Winthrop Management earned approximately $5,300 and $5,000, respectively, for managing the real properties of the Partnership.

         The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners as provided for in the Partnership Agreement. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. The proceeds from the sale of the Seagate, Oklahoma property in 1995 were distributed entirely to the Limited Partners.

         During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the Limited Partners as described in the Partnership Agreement.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K.

 (a)              Exhibits:

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

                                  WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                                  By:  ONE WINTHROP PROPERTIES, INC.,
                                       Managing General Partner

                                       By: /s/ Michael Ashner
                                          --------------------
                                               Michael Ashner
                                               Chief Executive Officer

                                               Date:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name            Title                    Date

/s/ Michael Ashner        Chief Executive          March 28, 1997
-------------------       Officer and Director
Michael Ashner

/s/ Edward Williams       Chief Financial Officer  March 28, 1997
-------------------
Edward Williams

                               Index to Exhibits

Exhibit                                                       Page
-------                                                       ----
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

  10(a)  Property Management Agreement between the            (b)
         Partnership and WP Management Co., Inc.
         dated June 2, 1981

  10(b)  Documents relating to the GTE North Incorporated,    (c)
         formerly General Telephone Company of Ohio, property in Columbus, Ohio

         Lease Amendment Number Three dated March 16, 1992    (d)

  10(c)  Documents relating to the Frank's Nursing &          (c)
         Crafts, Inc. property in Dublin, Ohio

  16.    Letter from Arthur Andersen LLP dated September      (e)
         19, 1996.

  99.    Supplementary Information required pursuant to
         Section 9.4 of the Partnership Agreement

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

(e) Incorporated by reference to the Partnership's Current Report on Form 8-K dated September 23, 1996.