Form 10QSB
period 1997-03-31
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1997-05-15
CIK 351147

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

       Massachusetts                                      04-2720480
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 One International Place, Boston, MA                         02110
(Address of principal executive office)                    (Zip Code)

        Registrant's telephone number, including area code (617) 330-8600



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---


                                   1 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                    March 31,       December 31,
                                                      1997              1996
                                                   -------------   ------------

Assets

Real Estate Leased to Others:

Accounted for under the operating method,
  at cost, net of accumulated depreciation of
  $870 (1997) and $858 (1996)                      $       1,389   $      1,401
Accounted for under the financing method                     176            185
                                                   -------------   ------------
                                                           1,565          1,586

Other Assets:

Cash and cash equivalents                                    491            419
Other                                                          -              2
                                                   -------------   ------------

    Total Assets                                   $       2,056   $      2,007
                                                   -------------   ------------
                                                   -------------   ------------

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses              $          36   $         45
                                                   -------------   ------------

    Total Liabilities                                         36             45
                                                   -------------   ------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized -

   70,010 Units; issued and outstanding -
   25,109 Units                                            2,296          2,243
General Partners (Deficit)                                  (276)          (281)
                                                   -------------   ------------

    Total Partners' Capital                                2,020          1,962
                                                   -------------   ------------

    Total Liabilities and Partners' Capital        $       2,056   $      2,007
                                                   -------------   ------------
                                                   -------------   ------------





                      See notes to financial statements.

                                   2 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)


                                                      For The Three Months Ended
                                                      --------------------------
                                                       March 31,       March 31,
                                                         1997            1996
                                                       ---------       ---------

Income:

Rental income from real estate leases accounted
  for under the operating method                       $      74       $      81
Interest on short-term investments                             6               2
Interest income on real estate leases accounted
  for under the financing method                               4               4
                                                       ---------       ---------

    Total income                                              84              87
                                                       ---------       ---------

Expenses:

Depreciation                                                  12              13
Management fees                                                1               1
General and administrative                                    13              13
                                                       ---------       ---------

    Total expenses                                            26              27
                                                       ---------       ---------

Net income                                             $      58       $      60
                                                       ---------       ---------
                                                       ---------       ---------

Net income allocated to general partners               $       5       $       5
                                                       ---------       ---------
                                                       ---------       ---------

Net income allocated to limited partners               $      53       $      55
                                                       ---------       ---------
                                                       ---------       ---------

Net income per Unit of Limited Partnership Interest    $    2.11       $    2.19
                                                       ---------       ---------
                                                       ---------       ---------


Distributions per Unit of Limited Partnership Interest $       -       $    3.23
                                                       ---------       ---------
                                                       ---------       ---------

                      See notes to financial statements.

                                   3 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)


                           Units of
                           Limited     General     Limited
                           Partnership Partners'   Partners'    Total
                           Interest    Deficit     Capital      Capital
                           ----------- ---------   ---------   ----------

Balance - January 1, 1997      25,109  $  (281)    $  2,243    $    1,962

  Net income                                 5           53            58
                           ----------- ---------   ---------   ----------

Balance - March 31, 1997       25,109  $  (276)    $  2,296    $    2,020
                           ----------- ---------   ---------   ----------
                           ----------- ---------   ---------   ----------

                      See notes to financial statements.

                                   4 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Statements of Cash Flows (Unaudited)

(In Thousands)

                                                   For The Three Months Ended
                                                   --------------------------
                                                   March 31,       March 31,
                                                     1997            1996
                                                   ---------       --------
Cash Flows From Operating Activities:

Net income                                             $      58      $      60
Adjustments to reconcile net income to net
 cash provided
  by operating activities:
  Depreciation                                                12             13

Changes in assets and liabilities:
  Decrease in other assets                                     2              -
  (Decrease) increase in accounts payable and
    accrued expenses                                          (9)             2
                                                       ---------      ----------

Net cash provided by operating activities:                    63             75
                                                       ---------      ----------

Cash Flows From Investing Activities:

  Minimum lease payments received, net of interest
     income earned, on leases accounted for under
     the financing method                                      9              8
                                                       ---------      ----------

  Cash provided by investing activities                        9              8
                                                       ---------      ----------

Cash Flows From Financing Activities:

  Cash distributions                                           -            (76)
                                                       ---------      ----------

  Cash used in financing activities                            -            (76)
                                                       ---------      ----------

Net increase in cash and cash equivalents                     72              7

Cash and cash equivalents, beginning of period               419            234
                                                       ---------      ----------


Cash and cash equivalents, end of period               $     491      $     241
                                                       ---------      ----------
                                                       ---------      ----------

                      See notes to financial statements.

                                   5 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


1.             General

               The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

               The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

               The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.             Related Party Transactions

               Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $1,000 during each of the three months ended March 31, 1997 and 1996.


                                   6 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1997


Item 6.    Management's Discussion and Analysis or Plan of Operation.


           This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

           Liquidity and Capital Resources

           The Partnership's two remaining properties include a retail store and a warehouse which are each leased to a single tenant pursuant to a triple net lease. The lease with GTE North Incorporated (the "GTE Lease") expired in April 1997 (see below) and the recently extended lease with Frank's Nursery and Crafts, Inc. (the "Frank's Lease") expires in January 2003, subject to extension. GTE has vacated the property. The Partnership has engaged a local broker to attempt to procure a new tenant for this property. Upon expiration of tenant leases, and if new leases are not entered into with the existing tenants, the Partnership will be required to either sell the properties or procure new tenants.

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

           The level of liquidity based on cash and cash equivalents experienced a $72,000 increase at March 31, 1997 as compared to December 31, 1996. The Partnership's $63,000 of cash provided by operating activities and $9,000 of cash provided by investing activities increased it's cash reserves. At March 31, 1997, the Partnership had $491,000 in cash reserves.

           The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, if the Partnership is unable to sell its remaining properties prior to their lease expiration, extend the current leases or re-let the properties upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the properties. Pursuant to the expiration of the GTE Lease, the Partnership will be responsible for approximately $45,000 of annual operating costs which consist principally of real estate taxes. The Partnership's rental and interest income was sufficient through the expiration of the GTE Lease, to satisfy the Partnership's obligations. Until the property which was occupied by GTE is re-let or sold, the Partnership anticipates that it will be necessary to utilize its cash reserves to supplement the cash provided from rental and interest income to fully satisfy its obligations.


                                   7 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Item 6.    Management's Discussion and Analysis or Plan of Operation (Continued)

           Liquidity and Capital Resources (Continued)

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

           Results of Operations

           Net income decreased by $2,000 for the three months ended March 31, 1997 as compared to 1996, due to a decrease in revenues of $3,000 which was partially offset by a decrease in expenses of $1,000.

           Rental income decreased for the three months ended March 31, 1997, as compared to 1996 due to the receipt of $7,000 in percentage rents in February 1996. The Partnership is not due any percentage rents in 1997. Expenses remained constant for the three months ended March 31, 1997 as compared to 1996.


                                   8 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1997


Part II - Other Information


Item 6.      Exhibits and Reports on Form 8-K.

             (a)   Exhibits

                   27.    Financial Data Schedule

                   99.    Supplementary Information Required Pursuant to
                          Section 9.4 of the Partnership Agreement.


             (b)   Reports on Form 8-K:

                   No reports on Form 8-K were filed during the three months ended March 31, 1997.


                                   9 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner



                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        BY: /s/ Edward V. Williams
                                            ------------------------------------
                                            Edward V. Williams
                                            Chief Financial Officer

                                            Dated: May 13, 1997


                                    10 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Exhibit Index


        Exhibit                                                         Page No.

27.     Financial Data Schedule                                             -


99.     Supplementary Information Required Pursuant to
        Section 9.4 of the Partnership Agreement.                          12

                                   11 of 12