Form 10QSB
period 1997-06-30
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1997-08-06
CIK 351147

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-10404
                                                -------

                    Winthrop Partners 81 Limited Partnership
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Massachusetts                                04-2720480
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  One International Place, Boston, MA                     02110
(Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600
                                                          --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

                                    1 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

                                                                 June 30,             December 31,
(In Thousands, Except Unit Data)                                   1997                   1996
                                                              ---------------        ---------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method, at
   cost, net of accumulated depreciation of $882 (1997)
   and $858 (1996)                                            $         1,377        $         1,401
Accounted for under the financing method                                  166                    185
                                                              ---------------        ---------------
                                                                        1,543                  1,586

Other Assets:

Cash and cash equivalents                                                 506                    419
Other                                                                      --                      2
                                                              ---------------        ---------------
         Total Assets                                         $         2,049        $         2,007
                                                              ===============        ===============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                         $            23        $            45
                                                              ---------------        ---------------
         Total Liabilities                                                 23                     45
                                                              ---------------        ---------------
Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized -
   70,010 Units; issued and outstanding - 25,109 Units                  2,302                  2,243
General Partners (Deficit)                                               (276)                  (281)
                                                              ---------------        ---------------
         Total Partners' Capital                                        2,026                  1,962
                                                              ---------------        ---------------

         Total Liabilities and Partners' Capital              $         2,049        $         2,007
                                                              ===============        ===============

                       See notes to financial statements.

                                    2 of 12

                        WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1997

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                             For the Three Months Ended           For the Six Months Ended
                                                           June 30, 1997     June 30, 1996     June 30, 1997     June 30, 1996
                                                          --------------    --------------    --------------    --------------
Income:

   Rental income from real estate leases accounted
      for under the operating method                      $           32    $           73    $          106    $          154
   Interest on short-term investments                                  6                 4                12                 6
   Interest income on real estate leases accounted
     for under the financing method                                    4                 5                 8                 9
                                                          --------------    --------------    --------------    --------------
   Total income                                                       42                82               126               169
                                                          --------------    --------------    --------------    --------------

Expenses:

   Depreciation                                                       12                12                24                25
   Management fees                                                     1                 2                 2                 3
   General and administrative                                         23                19                36                32
                                                          --------------    --------------    --------------    --------------
     Total expenses                                                   36                33                62                60
                                                          --------------    --------------    --------------    --------------
Net income                                                $            6    $           49    $           64    $          109
                                                          ==============    ==============    ==============    ==============
Net income allocated to general partners                  $           --    $            4    $            5    $            9
                                                          ==============    ==============    ==============    ==============
Net income allocated to limited partners                  $            6    $           45    $           59    $          100
                                                          ==============    ==============    ==============    ==============
Net income per Unit of Limited Partnership Interest       $          .24    $         1.79    $         2.35    $         3.98
                                                          ==============    ==============    ==============    ==============
Distributions per Unit of Limited Partnership Interest    $           --    $           --    $           --    $         3.23
                                                          ==============    ==============    ==============    ==============

                       See notes to financial statements.

                                    3 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)        Units of
                                         Limited          General           Limited
                                       Partnership       Partners'         Partners'          Total
                                        Interest          Deficit           Capital          Capital
                                      -------------    -------------     -------------    -------------
Balance - January 1, 1997                    25,109    $        (281)    $       2,243    $       1,962

   Net income                                                      5                59               64
                                      -------------    -------------     -------------    -------------

Balance - June 30, 1997                      25,109    $        (276)    $       2,302    $       2,026
                                      =============    =============     =============    =============

                       See notes to financial statements.

                                    4 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                           For the Six Months Ended
                                                                      June 30, 1997       June 30, 1996
                                                                     ---------------     ---------------
Cash Flows from Operating Activities:

Net income                                                           $            64     $           109
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                                 24                  25

Changes in assets and liabilities:
     (Decrease) increase in accounts payable and accrued expenses                (22)                 48
     Decrease in other assets                                                      2                  --
                                                                     ---------------     ---------------
Net cash provided by operating activities                                         68                 182
                                                                     ---------------     ---------------
Cash Flows From Investing Activities:

Minimum lease payments received, net of interest income
   earned, on leases accounted for under the financing method                     19                  17
                                                                     ---------------     ---------------
     Cash provided by investing activities                                        19                  17
                                                                     ---------------     ---------------
Cash Flows From Financing Activities:

     Cash distributions                                                           --                (157)
                                                                     ---------------     ---------------
     Cash used in financing activities                                            --                (157)
                                                                     ---------------     ---------------
Net increase in cash and cash equivalents                                         87                  42

Cash and cash equivalents, beginning of period                                   419                 234
                                                                     ---------------     ---------------
Cash and cash equivalents, end of period                             $           506     $           276
                                                                     ===============     ===============

                       See notes to financial statements.

                                    5 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

             The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $2,000 and $3,000 during the six months ended June 30, 1997 and 1996, respectively.

                                    6 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997


Item 6.    Management's Discussion and Analysis or Plan of Operation.

           This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

           Liquidity and Capital Resources

           The Partnership's two remaining properties include a warehouse which is leased to a single tenant pursuant to a triple net lease and a vacant retail store. The recently extended lease with Frank's Nursery and Crafts, Inc. (the "Frank's Lease") expires in January 2003, subject to extension. The lease with GTE North Incorporated (the "GTE Lease") expired in April 1997 (see below). The Partnership has engaged a local broker to attempt to procure a new tenant for this property.

           The Partnership receives rental income from its occupied property which is its primary source of liquidity. Pursuant to the terms of the lease, the tenant is responsible for substantially all of the operating expenses with respect to the property including maintenance, capital improvements, insurance and taxes. The Partnership would be responsible for similar expenses if the property was not re-let upon the expiration of such lease.

           The level of liquidity based on cash and cash equivalents experienced an $87,000 increase at June 30, 1997 as compared to December 31, 1996. The Partnership's $68,000 of cash provided by operating activities and $19,000 of cash provided by investing activities increased its cash reserves. At June 30, 1997, the Partnership had $506,000 in cash reserves.

           The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, if the Partnership is unable to sell its occupied property prior to its lease expiration, extend the current lease or re-let the property upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the property. Since the expiration of the GTE Lease, the Partnership has been responsible for approximately $45,000 of annual operating costs which consist principally of real estate taxes. In addition, there is some environmental clean-up required relating to underground storage tanks at the GTE property. The Partnership's obligation for the clean-up costs, if any, is not expected to be significant. The Partnership's rental and interest income has been sufficient to satisfy the Partnership's obligations since the expiration of the GTE lease.

                                    7 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997


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

           Results of Operations

           Net income decreased by $45,000 for the six months ended June 30, 1997, as compared to 1996, due to a decrease in revenues of $43,000 and an increase in expenses of $2,000.

           Rental income decreased for the six months ended June 30, 1997, as compared to 1996, primarily due to the expiration of the GTE lease in April 1997. The Partnership received $7,000 of percentage rents in 1996 and is not expecting any percentage rents in 1997. Expenses remained relatively constant for the six months ended June 30, 1997, as compared to 1996.

                                    8 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997


Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K.

             (a)   Exhibits

                   27.    Financial Data Schedule

                   99.    Supplementary Information Required Pursuant to
                          Section 9.4 of the Partnership Agreement.

             (b)   Reports on Form 8-K:

                   No reports on Form 8-K were filed during the three months ended June 30, 1997.


                                    9 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

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

                             BY:    ONE WINTHROP PROPERTIES, INC.

                                    Managing General Partner

                                    BY:    /s/ Michael L. Ashner
                                           ------------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer and Director

                                    BY:    /s/ Edward V. Williams
                                           ------------------------------------
                                           Edward V. Williams
                                           Chief Financial Officer

                                           Dated: August 4, 1997


                                    10 of 12

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

Exhibit Index

        Exhibit                                                     Page No.

27.     Financial Data Schedule                                         -

99.     Supplementary Information Required Pursuant to
        Section 9.4 of the Partnership Agreement.                      12


                                    11 of 12