Form 10QSB
period 1997-09-30
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1997-11-14
CIK 351147

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1997
                                                   ------------------

                                      OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from             to
                                                   -----------    -----------

                        Commission file number 0-10404
                                               -------

                   Winthrop Partners 81 Limited Partnership
                   ----------------------------------------
      (Exact name of small business issuer as specified in its charter)

               Massachusetts                               04-2720480
      -------------------------------       -----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

      Five Cambridge Center, Cambridge, MA                  02142-1493
      ------------------------------------                  ----------
     (Address of principal executive office)                (Zip Code)

      Registrant's telephone number, including area code (617) 234-3000
                                                         --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      ------    ------

                                   1 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Balance Sheets (Unaudited)

                                                                               September 30,              December 31,
(In Thousands, Except Unit Data)                                                    1997                      1996
                                                                            ---------------------   --------------------------

Assets

Real Estate Leased to Others:

Accounted for under the operating method, at
   cost, net of accumulated depreciation of $894 (1997)
   and $858 (1996)                                                          $              1,365    $                   1,401
Accounted for under the financing method                                                     157                          185
                                                                            ---------------------   --------------------------
                                                                                           1,522                        1,586

Other Assets:

Cash and cash equivalents                                                                    511                          419
Other                                                                                          -                            2
                                                                            ---------------------   --------------------------
     Total Assets                                                            $              2,033    $                   2,007
                                                                            =====================   ==========================

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                                       $                 16     $                     45
                                                                            ---------------------   --------------------------
      Total Liabilities                                                                       16                           45
                                                                            ---------------------   --------------------------

Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized -
   70,010 Units; issued and outstanding - 25,109 Units                                     2,294                        2,243
General Partners (Deficit)                                                                  (277)                        (281)
                                                                            ---------------------   --------------------------
Total Partners' Capital                                                                    2,017                        1,962

                                                                            ---------------------   --------------------------
Total Liabilities and Partners' Capital                                     $              2,033     $                  2,007
                                                                            =====================   ==========================

                      See notes to financial statements.

                                   2 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                 For the Three Months Ended                 For the Nine Months Ended
                                               September 30,      September 30,       September 30,             September 30,
                                                   1997               1996                 1997                      1996
                                            ------------------  ----------------   -------------------   ---------------------------
Income:

Rental income from real estate leases
  accounted for under the operating
  method                                    $               11  $             73   $               117       $                227
Interest on short-term investments                           7                 3                    19                          9
Interest income on real estate leases
  accounted for under the financing
  method                                                     4                 5                    12                         14
                                             ------------------  ----------------   -------------------     -----------------------
  Total income                                              22                81                   148                        250
                                             ------------------  ----------------   -------------------     -----------------------
Expenses:

  Depreciation                                              12                12                    36                         37
  Management fees                                            -                 1                     2                          4
  General and administrative                                19                10                    55                         42
                                            ------------------  ----------------   -------------------      -----------------------
    Total expenses                                          31                23                    93                          83
                                            ------------------  ----------------   -------------------      -----------------------
Net (loss) income                             $             (9)  $            58    $               55       $                 167
                                            ==================  ================   ===================      =======================
Net (loss) income allocated to
  general partners                            $             (1)  $             5    $                4       $                  13
                                            ==================  ================   ===================      =======================
Net (loss) income allocated to
  limited partners                            $             (8)  $            53    $               51       $                 154
                                            ==================  ================   ===================      =======================
Net (loss) income per Unit of
  Limited Partnership Interest                $           (.32)   $         2.11    $             2.03        $               6.13
                                            ==================  ================   ===================       ======================
Distributions per Unit of
Limited Partnership Interest                  $              -    $            -    $                -        $               3.23
                                             ==================  ================   ===================      ======================

                      See notes to financial statements.

                                   3 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)                  Units of
                                                   Limited            General              Limited
                                                 Partnership         Partners'             Partners'              Total
                                                  Interest            Deficit               Capital              Capital
                                              ------------------  ------------------   -----------------   --------------------
Balance - January 1, 1997                                25,109   $            (281)   $           2,243   $             1,962

   Net income                                                                     4                   51                    55
                                              ------------------  ------------------   ------------------  --------------------

Balance - September 30, 1997                             25,109   $            (277)   $           2,294   $             2,017
                                              ==================  ==================   ==================  ====================





                      See notes to financial statements.

                                   4 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Statements of Cash Flows (Unaudited)

(In Thousands)
                                                                                       For the Nine Months Ended
                                                                                   September 30,           September 30,
                                                                                        1997                   1996
                                                                               ---------------------   --------------------
Cash Flows from Operating Activities:

Net income                                                                     $                55     $              167
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                                               36                     37
Changes in assets and liabilities:
     Decrease in other assets                                                                    2                       -
     (Decrease) increase in accounts payable and other liabilities                             (29)                     30
                                                                               --------------------    --------------------
Net cash provided by operating activities                                                       64                     234
                                                                               --------------------    --------------------

Cash Flows From Investing Activities:

     Minimum lease payments received, net of interest income
      earned, on leases accounted for under the financing method                                28                      26
                                                                               --------------------    --------------------
     Cash provided by investing activities                                                      28                      26
                                                                               --------------------    --------------------

Cash Flows From Financing Activities:

     Cash distributions                                                                          -                    (157)
                                                                               --------------------    --------------------
     Cash used in financing activities                                                           -                    (157)
                                                                               --------------------    --------------------
Net increase in cash and cash equivalents                                                       92                     103
Cash and cash equivalents, beginning of period                                                 419                     234
                                                                               --------------------    --------------------
Cash and cash equivalents, end of period                                       $               511     $               337
                                                                               ====================    ====================


                      See notes to financial statements.

                                   5 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

                        NOTES TO FINANCIAL STATEMENTS

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

             The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $2,000 and $4,000 during the nine months ended September 30, 1997 and 1996, respectively.


                                   6 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

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

           The level of liquidity based on cash and cash equivalents experienced a $92,000 increase at September 30, 1997, as compared to December
           31, 1996. The Partnership's $64,000 of cash provided by operating activities and $28,000 of cash provided by investing activities increased its cash reserves. At September 30, 1997, the Partnership had $511,000 in cash reserves.

           The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, if the Partnership is unable to sell a property prior to its lease expiration, extend the current lease or re-let the property upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the property. As a result of the expiration of the GTE Lease in April 1997, the Partnership is responsible for the annual operating costs of approximately $45,000 associated with this property (which consist principally of real estate taxes). In addition, there is some environmental clean-up required relating to previously removed underground storage tanks at the GTE property. The Partnership's obligation for the clean-up costs, if any, is not expected to be significant. The Partnership's rental and interest income has been sufficient to satisfy the Partnership's obligations since the expiration of the GTE lease.

                                   7 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

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

           Results of Operations

           Net income decreased by $112,000 for the nine months ended September 30, 1997, as compared to 1996, due to a decrease in revenues of $102,000 and an increase in expenses of $10,000.

           Rental income decreased for the nine months ended September 30, 1997, as compared to 1996, primarily due to the expiration of the GTE lease in April 1997. The Partnership received $7,000 of percentage rents in 1996 and is not expecting any percentage rents in 1997. Expenses increased by $10,000 primarily due to costs associated with the vacant GTE building.

                                   8 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K.

             (a)   Exhibits

                   27.    Financial Data Schedule

                   99.    Supplementary Information Required Pursuant to
                          Section 9.4 of the Partnership Agreement.

             (b)   Reports on Form 8-K:

                   No reports on Form 8-K were filed during the three months ended September 30, 1997.


                                   9 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

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

                                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                                    BY:        ONE WINTHROP PROPERTIES, INC.
                                               Managing General Partner

                                               BY:    /s/ Michael L. Ashner
                                                      -----------------------
                                                      Michael L. Ashner
                                                      Chief Executive Officer
                                                        and Director

                                               BY:     /s/ Edward V. Williams
                                                       ----------------------
                                                       Edward V. Williams
                                                       Chief Financial Officer

                                                       Dated: November 13, 1997

                                   10 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

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