Form 10KSB
period 1997-12-31
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1998-03-30
CIK 351147

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                                                                Commission File
For the year ended December 31, 1997                             No.    0-10404
                   -----------------                                 ----------

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             Massachusetts                                 04-2720480
     -------------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S.  Employer
     incorporation or organization)                   Identification No.)

    5 Cambridge Center, Cambridge, Massachusetts              02142
    --------------------------------------------            ----------
      (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number including area code (617)234-3000

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                    -------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Registrant's revenues for its most recent fiscal year were $199,000.

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

         The Partnership has invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $165,000 originally set aside as reserves, in ten real properties. The Partnership's reserves at December 31, 1997 net of accounts payable, accrued expenses and distributions payable to Partners is approximately $481,000 which is invested in money market instruments. Eight properties have been sold: one in 1989; one in 1991; three in 1992; two in 1993; and one in 1995. In addition, the Partnership recently entered into a contract to sell the property formerly occupied by GTE North Incorporated ("GTE"). (See "Property Matters.") The Partnership's future cash distributions will include ongoing distributions from rental income and one-time distributions of sale proceeds at such time or times as the Partnership's remaining properties are sold. Rental income will be affected by the terms of any new leases, any tenant improvements and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties.


Property Matters

       GTE North Incorporated - The Partnership is currently negotiating to sell its property formerly occupied by GTE. If these negotiations are successful, it is expected that the property will be sold, if at all, during the second or third quarter of 1998. There can be no assurance that the property will be sold.

Employees

       The Partnership does not have any employees. Services are performed for the Partnership by its Managing General Partner, and agents retained by the Managing General Partner, including an affiliate of the General Partners, Winthrop Management.

Change in Control

       On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the general partner interest in the Associate General Partner.

       As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn was, until October 1997, the sole, and currently is the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner and the Associate General Partner. In connection with the transfer of control, the officers and directors of One Winthrop Financial resigned and Londonderry II appointed new officers and directors. See
Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 2.  Description of Properties.

         A description of the Partnership's remaining properties is as follows. All of Registrant's remaining properties are owned in fee.

                                      Total Cost      Original
     Tenant                Date  of     of the        Portfolio      Building
Property/Location          Purchase   Property(1)   Percentage(2)  Size (sq.ft.)
-----------------          --------   -----------   -------------  -------------

GTE North Incorporated,
formerly General
 Telephone of Ohio
  Columbus, OH(3)          10/14/82     $1,849,948       16.4          99,000


Frank's Nursery
and Crafts, Inc.
  Columbus, OH(4)           1/25/83     $  889,776        7.0          16,500

--------------------
(1)      Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.
(3) Property was vacated at the expiration of the lease term in April 1997 and is currently under contract for sale. See Item 1, "Description of Business-Property Matters."
(4)      Franks Nursery and Crafts, Inc. ("Frank's") is a public company.

         The Partnership owns the fee interest in each of the two remaining properties and acquired all of the properties solely with Partnership capital and without any mortgage financing. Each of these properties is commercial in nature and, until April 1997, was leased under a triple net lease to a single tenant. On April 30, 1997, the lease with GTE expired and the property was vacated. (See Item 1, "Description of Business-Property Matters" for information relating to the prospective sale of this property [Status of Property]. Accordingly, the Partnership has utilized its cash reserves to satisfy the expenses of the property.

         During the first quarter of 1997, the Partnership was notified that Frank's was exercising its option to renew the lease term for the first five year renewal option. As a result, the lease with Frank's Nursery is now scheduled to terminate, subject to further extension, on January 25, 2003. The annual lease payments during the renewal term are scheduled to be $107,250, payable in monthly installments. Frank's operates a retail nursery and craft store at the property.

         Frank's has exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Property. The Partnership has limited approval rights over any such renovation programs proposed by its tenant. Until such time as a lease expires, the Partnership has no responsibility for any maintenance, repairs or improvements associated with any of the Property. In addition, the tenant at the Property is responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities during the term of the lease. With respect to the GTE property, upon the expiration of its lease, the Partnership became responsible for these costs. The Partnership believes that the Properties are adequately insured.

         Frank's is subject to competition from other companies offering similar products in the location of the property leased by such tenant. The Partnership has no control over the tenant's responses to competitive conditions impacting the businesses operated by the tenants at each of the properties. In addition, the Partnership will be subject to significant competition in attracting tenants upon the expiration or termination of either of the leases with its tenants.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1997:

                   Gross
                   Carrying       Accumulated                           Federal
Property           Value(1)     Depreciation(1)     Rate     Method    Tax Basis
--------           --------     ---------------     ----     ------    ---------

GTE North         $1,850,000        $906,000        15-35     S/L       $191,000
Columbus, OH

Frank's Nursery      409,000               -            -      -         409,000
 and Crafts, Inc.
Columbus, OH

------------
(1)  As accounted for under Statement of Financial Accounting Standards No. 13.


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

         As of March 1, 1998, there were 1,249 holders of 25,109 outstanding Units.

         The Amended and Restated Limited Partnership Agreement of the Partnership, dated as of June 2, 1981 requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1997 and 1996, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

         Distribution with                       Amount of Distribution
         Respect to Quarter Ended                       Per Unit
         ------------------------                ----------------------

                                                   1997          1996
                                                   ----          ----

         March 31                                    -           3.23
         June 30                                     -            -
         September 30                                -            -
         December 31                                 -            -

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.


Liquidity and Capital Resources

         The Partnership's two remaining properties include a vacant warehouse and a retail store, which is leased to a single tenant pursuant to a triple net lease. The recently extended lease with Frank's Nursery and Crafts, Inc. (the "Frank's Lease") expires in January 2003, subject to extension. The lease with GTE North Incorporated (the "GTE Lease") expired in April 1997 (see below). The Partnership is currently negotiating to sell the GTE property for approximately $2,000,000. This sale, which will be subject to the completion of the buyer's due diligence review, is expected to close, if at all, during the second quarter of 1998. There can be no assurance that the property will be sold, or if sold, at the expected purchase price.

         The Partnership receives rental income from its leased property which is its primary source of liquidity. Pursuant to the terms of the lease, the tenant is responsible for substantially all of the operating expenses with respect to the property including maintenance, capital improvements, insurance and taxes. The Partnership would be responsible for similar expenses if the property were not re-let upon the expiration of such lease.


         The level of liquidity based on cash and cash equivalents experienced a $99,000 increase at December 31, 1997 as compared to December 31, 1996. The Partnership's $61,000 of cash provided by operating activities declined significantly at December 31, 1997, as compared to December 31, 1996, primarily due to the decrease in net income in 1997. At December 31, 1997, the Partnership had approximately $518,000 in cash and cash equivalents.

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, if the Partnership is unable to sell a property prior to its lease expiration, extend the current lease or re-let the property upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the property. As a result of the expiration of the GTE Lease in April 1997, the Partnership is responsible for the annual operating costs of approximately $50,000 associated with this property (which consist principally of real estate taxes). In addition, there is some environmental clean-up required relating to previously removed underground storage tanks at the GTE property. GTE has agreed to pay for these costs. The Partnership's obligation for the clean-up costs, if any, is not expected to be significant. The Partnership's rental and interest income has been sufficient to satisfy the Partnership's obligations since the expiration of the GTE Lease.

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

         The Partnership is dependent upon the General Partner for management and administrative services. The General Partner has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Partnership will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations

         Net income decreased by $196,000 for the year ended December 31, 1997, as compared to 1996, due to a decrease in revenues of $134,000 and an increase in expenses of $62,000.

         Revenues decreased for the year ended December 31, 1997, as compared to 1996, due to the expiration of the GTE lease in April 1997. The Partnership received $9,500 of percentage rents in 1996. Expenses increased by $62,000 due to costs associated with the vacant GTE building and higher general and administrative expenses during 1997.

Item 7.  Financial Statements

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1997

                                    INDEX

                                                                            Page


Independent Auditors' Report.............................................  F-2

Financial Statements:

Balance Sheets as of December 31, 1997 and 1996..........................  F-3

Statements of Income for the Years Ended
     December 31, 1997 and 1996..........................................  F-4

Statements of Partners' Capital for the Years Ended
     December 31, 1997 and 1996..........................................  F-5

Statements of Cash Flows for the Years Ended
     December 31, 1997 and 1996..........................................  F-6

Notes to Financial Statements............................................  F-7

                         Independent Auditors' Report


To the Partners
Winthrop Partners 81 Limited Partnership
Boston, Massachusetts


We have audited the accompanying balance sheets of Winthrop Partners 81 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 81 Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                  /s/ Imowitz Koenig & Co., LLP
                                                  -----------------------------

New York, New York
January 28, 1998

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                                BALANCE SHEETS
                       (In Thousands, Except Unit Data)



                                                               DECEMBER 31,
                                                            -------------------
                                                             1997         1996
                                                            ------       ------

ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $906 (1997) and $858 (1996)                            $1,353       $1,401
Accounted for under the financing method                       147          185
                                                            ------       ------
                                                             1,500        1,586

Other Assets:

Cash and cash equivalents                                      518          419
Other assets                                                    21            2
                                                            ------       ------

         Total Assets                                       $2,039       $2,007
                                                            ======       ======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                       $   50       $   45
                                                            ------       ------

         Total Liabilities                                      50           45
                                                            ------       ------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized-70,010 Units;
   issued and outstanding - 25,109 Units                     2,268        2,243
General Partners' Deficit                                     (279)        (281)
                                                            ------       ------

         Total Partners' Capital                             1,989        1,962
                                                            ------       ------

         Total Liabilities and Partners' Capital            $2,039       $2,007
                                                            ======       ======

                      See notes to financial statements.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
                       (In Thousands, Except Unit Data)



                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------

                                                           1997       1996
                                                          ------     ------

Income:

Rental income from real estate leases accounted
  for under the operating method                         $  129      $  302
Other income                                                 29           -
Interest on short-term investments                           26          13
Interest income on real eastate leases accounted
  for under the financing method                             15          18
                                                          ------     ------


    Total income                                             199        333
                                                          ------     ------

Expenses:

Operating                                                     44          -
Depreciation                                                  48         50
Management fees                                                3          5
General and administrative                                    77         55
                                                          ------     ------

    Total expenses                                           172        110
                                                          ------     ------

Net income                                                $   27     $  223
                                                          ======     ======

Net income allocated to general partners                  $    2     $   18
                                                          ======     ======

Net income allocated to limited partners                  $   25     $  205
                                                          ======     ======

Net income per Unit of Limited Partnership Interest       $ 1.00     $ 8.16
                                                          ======     ======

Distributions per Unit of Limited Partnership Interest    $    -     $ 3.23
                                                          ======     ======

                      See notes to financial statements.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                       STATEMENTS OF PARTNERS' CAPITAL
                    YEARS ENDED DECEMBER 31, 1997 AND 1996
                       (In Thousands, Except Unit Data)


                                Units of
                                Limited       General      Limited
                              Partnership    Partners'    Partners'     Total
                               Interest       Deficit      Capital     Capital
                              -----------    ---------    ---------    -------

Balance - January 1, 1996        25,109      $   (299)     $ 2,119     $ 1,820

  Distributions                                     -          (81)        (81)
  Net income                                       18          205         223
                              -----------    ---------    ---------    -------


Balance - December 31, 1996      25, 109         (281)       2,243       1,962

  Net income                                        2           25          27
                              -----------    ---------    ---------    -------

Balance - December 31, 1997       25,109     $   (279)     $ 2,268     $ 1,989
                              ===========    =========    =========    =======


                      See notes to financial statements.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                (In Thousands)



                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                         ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $   27       $  223
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                            48           50

Changes in assets and liabilities:
     Increase in other assets                               (19)           -
     Increase in accounts payable and accrued expenses        5           34
                                                         ------       ------

     Net cash provided by operating activities               61          307
                                                         ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Minimum lease payments received, net of interest
        income earned, on leases accounted for under
        the financing method                                 38           35
                                                         ------       ------

     Cash provided by investing activities                   38           35
                                                         ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash distributions                                       -         (157)
                                                         ------       ------


     Cash used in financing activities                        -         (157)
                                                         ------       ------

Net increase in cash and cash equivalents                    99          185

Cash and Cash Equivalents, Beginning of Year                419          234
                                                         ------       ------

Cash and Cash Equivalents, End of Year                   $  518       $  419
                                                         ======       =======


                      See notes to financial statements.

                        NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1997 and 1996


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         Winthrop Partners 81 Limited Partnership (the "Partnership"), was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns two properties located in Columbus, Ohio, one of which is leased to a single tenant and the other property is a vacant warehouse.

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

Percentage Rent

         The Partnership's remaining lease provides for a minimum annual rent plus additional rent based on percentages of sales at the property ("percentage rent"). The percentage rent is recorded on a cash basis. For the year ended December 31, 1996, the Partnership received percentage rent totaling approximately $9,500.

Real Estate

         Real estate is carried at cost, less accumulated depreciation. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Depreciation

         Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the estimated useful life of each class of asset, which ranges from 5 to 35 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs, or, to the extent that the property had been accounted for under the financing method, the depreciable base is the residual value at the date of implementation of operating lease accounting.

Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments.

Distributions to Partners

         Due to the expiration and non-renewal of the GTE lease, the Partnership has decided to suspend cash distributions in order to maintain cash reserves.

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

2.   SIGNIFICANT TENANT

         On April 30, 1997, the lease for the Partnership's warehouse property expired. The tenant had formerly vacated the premises but had continued to pay rent through the end of the lease term. Rental revenue from this tenant comprised approximately 58% and 78% of the Partnership rental revenue for 1997 and 1996, respectively. The Partnership's other property is currently leased to a single tenant, whose lease expires in January 2003.

3.   TRANSACTIONS WITH RELATED PARTIES

         One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership are the General Partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1997 and 1996, Winthrop Management earned $3,000 and $5,000, respectively, for managing the real properties of the Partnership.

         As provided in the partnership agreement, the general partners are entitled to 8% of Cash Available for Distribution (as defined in the partnership agreement), subordinated to a cumulative priority quarterly distribution to the limited partners. The general partners are also entitled to 8% of sale or refinancing proceeds, which are subordinated to certain priority distributions to the limited partners. There were no amounts due to the general partners for the years ended December 31, 1997 and 1996.


         During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the limited partners, as described in the partnership agreement.

4.       REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

         Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                   December 31,
                                                  --------------
                                                1997         1996
                                                ----         ----

                 Land                        $  601,000   $  601,000
                 Commercial buildings         1,658,000    1,658,000
                 Accumulated depreciation      (906,000)    (858,000)
                                             ----------   ----------
                                             $1,353,000   $1,401,000
                                             ==========   ==========

         The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

                 1998.......................  $ 49,000
                 1999.......................    49,000
                 2000.......................    49,000
                 2001.......................    49,000
                 2002.......................    49,000
                 Thereafter.................     4,000
                                             ---------

                           Total............  $249,000
                                             =========

         5. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING
            METHOD

         Real estate leased to others, accounted for under the financing method is summarized as follows:

                                                               December 31,
                                                           -------------------
                                                           1997           1996
                                                           ----           ----

     Minimum lease payments receivable                  $ 295,000      $ 57,000

     Unguaranteed residual value                          145,000       145,000
                                                        ---------      --------
                                                          440,000       202,000
     Less:  Unearned income                              (293,000)      (17,000)
                                                        ---------      --------
                                                        $ 147,000      $185,000
                                                        =========      ========

         The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the non-cancellable portion of the financing lease:

              1998............................  $ 58,000
              1999............................    58,000
              2000............................    58,000
              2001............................    58,000
              2002............................    58,000
              Thereafter......................     5,000
                                                --------

                           Total..............  $295,000
                                                ========

6.   TAXABLE INCOME

         The Partnership's taxable income for 1997 and 1996, differs from net income for financial reporting purposes as follows:

                                                              1997       1996
                                                              ----       ----

Net income for financial reporting purposes                 $ 27,000   $223,000
     Plus:      Minimum lease payments received,
                net of interest income earned,
                on leases accounted for under
                the financing method                         38,000     35,000
     Minus:     Tax depreciation adjustment                 (54,000)   (78,000)
                                                            --------   --------

Taxable income                                              $ 11,000   $180,000
                                                            ========   ========

Taxable income per Unit of Limited Partnership Interest     $    .40   $   6.60
                                                            ========   ========

Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters effecting its business. As of February 1, 1998, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name                         Managing General Partner   Officer Since

Michael L. Ashner            Chief Executive Officer        1-96
                              and Director

Edward Williams              Chief Financial Officer        4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President          1-96

Carolyn Tiffany              Vice President and Clerk      10-95

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the

Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

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

Item 10. Executive Compensation.


         Registrant is not required to and did not pay any compensationto the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security ownership of certain beneficial owners. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at February 1, 1998. Under the Amended and Restated Agreement of (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b) Security ownership of management. None of the partners of WFA nor any of the officers, directors or the general partner of the General Partners owned any Units at February 1, 1998. A wholly-owned subsidiary of WFA owns 200 Units (less than 1% of the total number of Units outstanding).

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

         Winthrop Management is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1997 and 1996, Winthrop Management earned approximately $3,000 and $5,300, respectively, for managing the real properties of the Partnership.

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

                                        WINTHROP PARTNERS 81 LIMITED PARTNERSHIP


                                        By:  ONE WINTHROP PROPERTIES, INC.,
                                             Managing General Partner


                                        By:   /s/ Michael Ashner
                                             ------------------------------
                                                  Michael Ashner
                                                  Chief Executive Officer

                                             Date:  March 28, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name            Title                       Date
--------------            -----                       ----

/s/ Michael Ashner        Chief Executive             March 28, 1998
------------------        Officer and Director
Michael Ashner


/s/ Edward Williams       Chief Financial Officer     March 28, 1998
-------------------
Edward Williams

                              Index to Exhibits


  Exhibit                                                    Page
  -------                                                    ----

   3     Amended and Restated Agreement of Limited           (a)
         Partnership of Winthrop Partners 81 (the
         "Partnership") dated as of June 2, 1981

   4     See Exhibit (3).

  10(a)  Property Management Agreement between the           (b)
         Partnership and WP Management Co., Inc.
         dated June 2, 1981

  10(b)  Documents relating to the Frank's Nursing &         (c)
         Crafts, Inc. property in Dublin, Ohio

  16.    Letter from Arthur Andersen LLP dated September     (d)
         19, 1996.

  27.    Financial Data Schedule                              27

  99.    Supplementary Information required pursuant to       28
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

(d) Incorporated by reference to the Partnership's Current Report on Form 8-K dated September 23, 1996.