Form 10QSB
period 1998-03-31
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1998-05-14
CIK 351147

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission file number 0-10404

                   Winthrop Partners 81 Limited Partnership
                   ----------------------------------------
      (Exact name of small business issuer as specified in its charter)

                 Massachusetts                             04-2720480
                 -------------                             ----------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
           incorporation or organization)

     Five Cambridge Center, Cambridge, MA                  02142-1493
     ------------------------------------                  ----------
    (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)


                                                          March 31, December 31,
                                                             1998       1997
                                                           -------    -------
Assets

Real Estate:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $906 and held for sale ............................   $   752    $    --
Accounting for under the operating method,
     at cost net of accumulated depreciation of $906 ...        --        752
Land - held for sale ...................................       192         --
Land ...................................................       409        601
Accounted for under the financing method ...............       145        147
                                                           -------    -------

                                                             1,498      1,500

Other Assets:

Cash and cash equivalents ..............................       525        518
Other assets ...........................................         6         21
                                                           -------    -------

         Total Assets ..................................   $ 2,029    $ 2,039
                                                           =======    =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses ..................   $    39    $    50
                                                           -------    -------

         Total Liabilities .............................        39         50
                                                           -------    -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized-70,010 Units;
   issued and outstanding - 25,109 Units ...............     2,269      2,268
General Partners' Deficit ..............................      (279)      (279)
                                                           -------    -------

         Total Partners' Capital .......................     1,990      1,989
                                                           -------    -------

         Total Liabilities and Partners' Capital .......   $ 2,029    $ 2,039
                                                           =======    =======



                      See notes to financial statements.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                      For The Three Months Ended
                                                             March 31, March 31,
                                                                1998      1997
                                                              -------    ------
Income:

Rental income from real estate leases accounted
     for under the operating method .......................... $  12     $  74
Interest on short-term investments ...........................     7         6
Interest income on real estate leases accounted
     for under the financing method ..........................    13         4
                                                               -----     -----
         Total income ........................................    32        84
                                                               -----     -----
Expenses:

Operating ....................................................    14        --
Depreciation .................................................    --        12
Management fees ..............................................    --         1
General and administrative ...................................    17        13
                                                               -----     -----
         Total expenses ......................................    31        26
                                                               -----     -----
Net income ................................................... $   1     $  58
                                                               =====     =====
Net income allocated to general partners ..................... $  --     $   5
                                                               =====     =====
Net income allocated to limited partners ..................... $   1     $  53
                                                               =====     =====
Net income per Unit of Limited Partnership Interest .......... $0.04     $2.11
                                                               =====     =====
Distributions per Unit of Limited Partnership Interest ....... $  --     $  --
                                                               =====     =====


                      See notes to financial statements.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Statement of Partners' Capital (Unaudited)


(In Thousands, Except Unit Data)

                                    Units of
                                     Limited     General    Limited
                                   Partnership  Partners'  Partners'    Total
                                    Interest     Deficit    Capital    Capital
                                    --------     -------    -------    -------

Balance - January 1, 1998 .......     25,109     $ (279)     $2,268     $1,989

   Net income ...................       --          --            1          1
                                      ------     ------      ------     ------

Balance - March 31, 1998 ........     25,109     $ (279)     $2,269     $1,990
                                      ======     ======      ======     ======



                      See notes to financial statements.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                      For The Three Months Ended
                                                          March 31,  March 31,
                                                            1998       1997
                                                            ----       ----
Cash Flows From Operating Activities:

Net income .............................................   $   1      $  58
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation ......................................      --         12

Changes in assets and liabilities:
     Decrease in other assets ..........................      15          2
     Decrease in accounts payable and
       accrued expenses ................................     (11)        (9)
                                                           -----      -----

Net cash provided by operating activities: .............       5         63
                                                           -----      -----

Cash Flows From Investing Activities:

     Minimum lease payments received, net of interest

        income earned, on leases accounted for under
        the financing method ...........................       2          9
                                                           -----      -----

     Cash provided by investing activities .............       2          9
                                                           -----      -----

Net increase in cash and cash equivalents ..............       7         72

Cash and cash equivalents, beginning of period .........     518        419
                                                           -----      -----

Cash and cash equivalents, end of period ...............   $ 525      $ 491
                                                           =====      =====


                      See notes to financial statements.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

                         NOTES TO FINANCIAL STATEMENTS

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $1,000 for the three months ended March 31, 1997.

3.   Contract for Sale of Property


     On April 8, 1998, the Partnership entered into a contract to sell the GTE Property for $2,050,000. The sale, if consummated, is expected to close during May 1998. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

     This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

     Liquidity and Capital Resources

     The Partnership's two remaining properties include a vacant warehouse and a retail store, which is leased to a single tenant pursuant to a triple net lease. The recently extended lease with Frank's Nursery and Crafts, Inc. (the "Frank's Lease") expires in January 2003, subject to extension. The lease with GTE North Incorporated (the "GTE Lease") expired in April 1997 (see below). On April 8, 1998, the Partnership entered into a contract to sell the GTE property for $2,050,000. If the sale is consummated, which the Managing General Partner expects to be completed, if at all, during May 1998, the Partnership will recognize a gain for financial reporting purposes.

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

     The level of liquidity based on cash and cash equivalents experienced a $7,000 increase at March 31, 1998, as compared to December 31, 1997. The Partnership's $5,000 of cash provided by operating activities declined at

     March 31, 1998, as compared to March 31, 1997, primarily due to the decrease in net income in 1998. At March 31, 1998, the Partnership had approximately $525,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Item 2.   Management's Discussion and Analysis or Plan of Operation
          (Continued)

     Liquidity and Capital Resources (Continued)

     The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, if the Partnership is unable to sell a property prior to its lease expiration, extend the current lease or re-let the property upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the property. As a result of the expiration of the GTE Lease in April 1997, the Partnership is responsible for the annual operating costs of approximately $50,000 associated with this property (which consist principally of real estate taxes). As of March 31,1998, the Partnership incurred approximately $14,000 of operating expenses. In addition, there is some environmental clean-up required relating to previously removed underground storage tanks at the GTE property. GTE has agreed to pay for these costs. The Partnership's obligation for the clean-up costs, if any, is not expected to be significant. The Partnership's rental and interest income has been sufficient to satisfy the Partnership's obligations since the expiration of the GTE Lease.

     Due to the expiration and non-renewal of the GTE lease, the general partner had decided to suspend cash distributions in order to maintain cash reserves, which may have been needed to fund potential capital improvements required in connection with the re-letting of the property. If the GTE property is sold, the Partnership expects to distribute approximately $1,900,000, of net proceeds. The Frank's Lease was recently extended at a small increase in rent.

     Results of Operations

     Net income decreased by $57,000 for the three months ended March 31, 1998, as compared to 1997, due to a decrease in revenues of $52,000 and an increase in expenses of $5,000.

     Revenues decreased for the three months ended March 31, 1998, as compared to 1997, due to the expiration of the GTE lease in April 1997. Expenses increased by $5,000 due to costs associated with the vacant GTE building and slightly higher general and administrative expenses during 1998, which was only partially offset by a decrease in depreciation of $12,000. Depreciation expense declined due to the Partnership not taking depreciation on the GTE Property during 1998, since the Partnership expects to sell this property in 1998.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               27.  Financial Data Schedule

               99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended March 31, 1998.

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

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

                  WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                  BY:  ONE WINTHROP PROPERTIES, INC.
                       Managing General Partner


                       BY:  /s/ Michael L. Ashner
                            -------------------------
                            Michael L. Ashner
                            Chief Executive Officer and Director



                       BY:  /s/ Edward V. Williams
                            -------------------------
                            Edward V. Williams
                            Chief Financial Officer

                            Dated: May 6, 1998

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998


Exhibit Index

         Exhibit                                                 Page No.
         -------                                                 --------

27.      Financial Data Schedule                                     -

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                  12