Form 10QSB
period 1998-06-30
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1998-08-07
CIK 351147

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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


                                    1 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                          June 30,  December 31,
                                                            1998         1997
                                                         ---------    ---------
Assets

Real Estate:

Accounted for under the operating method,
     at cost, net of accumulated depreciation
     of $906 (1997)                                      $      -     $     752
Land                                                           409          601
Accounted for under the financing method                       145          147
                                                         ---------    ---------
                                                               554        1,500

Other Assets:

Cash and cash equivalents                                    2,406          518
Other assets                                                    24           21
                                                         ---------    ---------
         Total Assets                                    $   2,984    $   2,039
                                                         =========    =========

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                    $       8    $      50
Distributions payable                                        1,910            -
                                                         ---------    ---------
         Total Liabilities                                   1,918           50
                                                         ---------    ---------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized-70,010 Units;
   issued and outstanding - 25,109 Units                     1,334        2,268
General Partners' Deficit                                     (268)        (279)
                                                         ---------    ---------
         Total Partners' Capital                             1,066        1,989
                                                         ---------    ---------
         Total Liabilities and Partners' Capital         $   2,984    $   2,039
                                                         =========    =========


                      See notes to financial statements.

                                    2 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                       For The Three Months Ended    For The Six Months Ended
                                                          June 30,     June 30,        June 30,     June 30,
                                                            1998         1997            1998         1997
                                                          -------       ------          ------       ------
Income:

Rental income from real estate leases accounted
     for under the operating method                       $    13       $   32          $   25       $  106
Interest on short-term investments                             16            6              23           12
Interest income on real estate leases accounted
     for under the financing method                            14            4              27            8
Gain on sale of building                                      967           --             967           --
                                                          -------       ------          ------       ------
         Total income                                       1,010           42           1,042          126
                                                          -------       ------          ------       ------
Expenses:

Operating                                                      10           --              24           --
Depreciation                                                   --           12              --           24
Management fees                                                --            1              --            2
General and administrative                                     14           23              31           36
                                                          -------       ------          ------       ------
         Total expenses                                        24           36              55           62
                                                          -------       ------          ------       ------

Net income                                                $   986       $    6          $  987       $   64
                                                          =======       ======          ======       ======

Net income allocated to general partners                  $    11       $   --          $   11       $    5
                                                          =======       ======          ======       ======

Net income allocated to limited partners                  $   975       $    6          $  976       $   59
                                                          =======       ======          ======       ======

Net income per Unit of Limited Partnership Interest       $ 38.83       $  .24          $38.87       $ 2.35
                                                          =======       ======          ======       ======

Distributions per Unit of Limited Partnership Interest    $ 76.07       $   --          $76.07       $   --
                                                          =======       ======          ======       ======


                      See notes to financial statements.

                                    3 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                   Units of
                                    Limited    General     Limited
                                  Partnership  Partners'   Partners'   Total
                                   Interest    Deficit     Capital     Capital
                                    -------    -------     -------     -------

Balance - January 1, 1998            25,109    $  (279)    $ 2,268     $ 1,989

   Net income                                       11         976         987

   Distributions                                    --      (1,910)     (1,910)
                                    -------    -------     -------     -------

Balance - June 30, 1998              25,109    $  (268)    $ 1,334     $ 1,066
                                    =======    =======     =======     =======



                      See notes to financial statements.

                                    4 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                    For The Six Months Ended
                                                                     June 30,       June 30,
                                                                       1998           1997
                                                                     -------        -------
Cash Flows From Operating Activities:

Net income                                                           $   987        $    64
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Depreciation                                                         --             24
     Gain on sale of building                                           (967)            --

Changes in assets and liabilities:
     (Increase) decrease in other assets                                  (3)             2
     Decrease in accounts payable and
       accrued expenses                                                  (42)           (22)
                                                                     -------        -------

Net cash (used in) provided by operating activities:                     (25)            68
                                                                     -------        -------

Cash Flows From Investing Activities:

     Minimum lease payments received, net of interest
        income earned, on leases accounted for under
        the financing method                                               3             19
     Net proceeds from sale of property                                1,910             --
                                                                     -------        -------

     Cash provided by investing activities                             1,913             19
                                                                     -------        -------

Net increase in cash and cash equivalents                              1,888             87

Cash and cash equivalents, beginning of period                           518            419
                                                                     -------        -------

Cash and cash equivalents, end of period                             $ 2,406        $   506
                                                                     =======        =======

Supplemental Disclosure of Non-Cash Financing Activities
     Accrued Distribution to Partners                                $ 1,910        $    --
                                                                     =======        =======

                      See notes to financial statements.

                                    5 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

                         NOTES TO FINANCIAL STATEMENTS

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments, except as discussed in Note 3, are of a normal recurring nature. The balance sheet at December 31, 1997, was derived from audited financial statements at such date.

     The results of operations for the six months ended June 30, 1998 and 1997, are not indicative of the results to be expected for the full year.

2.   Related Party Transactions

     Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $2,000 for the six months ended June 30, 1997.

3.   Sale of Property

     On May 21, 1998, the Partnership sold its Columbus, Ohio property (formerly leased to GTE North Incorporated) for $1,910,000 (net of closing costs of $93,000), resulting in a gain of $967,000.


                                    6 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

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

          Liquidity and Capital Resources

          The Partnership's remaining property is a retail store, which is leased to a single tenant pursuant to a triple net lease. The Partnership is currently marketing its remaining property for sale. If the Partnership is successful in obtaining a purchaser, the Partnership will be liquidated. The recently extended lease with Frank's Nursery and Crafts, Inc. expires in January 2003, subject to extension. The lease was extended at a small increase in rent. On May 21, 1998, the Partnership sold its Columbus, Ohio [formerly leased to GTE North Incorporated (the "GTE Lease")] property for $1,910,000 (net of closing costs of $93,000) resulting in a gain of $967,000 for financial reporting purposes. The Partnership expects to distribute the net sale proceeds of $1,910,000 ($76.07 per Unit) during August 1998 and has made no other distributions during each of the six months ended June 30, 1998 and 1997.

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

          The level of liquidity based on cash and cash equivalents experienced a $1,888,000 increase at June 30, 1998, as compared to December 31, 1997, due to $1,910,000 of proceeds received on the sale of the Partnership's Columbus, Ohio property. At June 30, 1998, the Partnership had approximately $2,406,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

                                    7 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Item 2.   Management's Discussion and Analysis or Plan of Operation (Continued)

          Liquidity and Capital Resources (Continued)

          The Partnership requires cash primarily to pay general and administrative expenses. In addition, if the Partnership is unable to sell its remaining property prior to its lease expiration, extend the current lease or re-let the property upon the expiration of the lease terms, the Partnership would be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the property.

          Results of Operations

          Net income increased by $923,000 for the six months ended June 30, 1998, as compared to 1997, due to the gain of $967,000 on sale of the Columbus, Ohio property.

          Revenues, excluding the gain on sale, decreased for the six months ended June 30, 1998, as compared to 1997, primarily due to the expiration of the GTE lease in April 1997. Interest on short-term investments increased due to the net proceeds received from the sale of the property. Expenses declined by $7,000, due to decreases in depreciation expense of $24,000 and general and administrative expense of $5,000, which were only partially offset by $24,000 of operating costs associated with the Columbus, Ohio property, which was vacant prior to its sale.

                                    8 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

             (a)   Exhibits

                   27.    Financial Data Schedule

                   99.    Supplementary Information Required Pursuant to Section
                          9.4 of the Partnership Agreement.

             (b)   Reports on Form 8-K:

                   No reports on Form 8-K were filed during the three months ended June 30, 1998.


                                    9 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998


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


                         WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                         BY:  ONE WINTHROP PROPERTIES, INC.
                              Managing General Partner

                              BY:  /s/ Michael L. Ashner
                                   ----------------------------
                                   Michael L. Ashner
                                   Chief Executive Officer and Director

                              BY:  /s/ Edward V. Williams
                                   ----------------------------
                                   Edward V. Williams
                                   Chief Financial Officer


                                   Dated: August 5, 1998



                                   10 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

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