Form 10QSB
period 1998-09-30
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1998-11-09
CIK 351147

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                        Commission file number 0-10404

                   Winthrop Partners 81 Limited Partnership
                   ----------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Massachusetts                              04-2720480
--------------------------------------     ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

 Five Cambridge Center, Cambridge, MA                  02142-1493
--------------------------------------     ------------------------------------
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

                                    1 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)
                                                             September 30,   December 31,
                                                                1998            1997
                                                               -------         -------
Assets

Real Estate:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of $906          $  --           $ 1,353
Accounted for under the operating method
     and held for sale                                             554            --
Accounted for under the financing method                          --               147
                                                               -------         -------

                                                                   554           1,500

Other Assets:

Cash and cash equivalents                                          557             518
Other assets                                                         5              21
                                                               -------         -------

         Total Assets                                          $ 1,116         $ 2,039
                                                               =======         =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                          $     9         $    50
                                                               -------         -------

         Total Liabilities                                           9              50
                                                               -------         -------

Partners' Capital:

Limited Partners -

   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized-70,010 Units;
   issued and outstanding - 25,109 Units                         1,372           2,268
General Partners' Deficit                                         (265)           (279)
                                                               -------         -------

         Total Partners' Capital                                 1,107           1,989
                                                               -------         -------

         Total Liabilities and Partners' Capital               $ 1,116         $ 2,039
                                                               =======         =======

                      See notes to financial statements.

                                    2 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)
                                                               For The Three Months Ended    For The Nine Months Ended
                                                               September 30,   September 30,  September 30,  September 30,
                                                                   1998           1997           1998           1997
                                                                  ------         ------         ------         ------
Income:

Rental income from real estate leases accounted
     for under the operating method                               $   27         $   11        $   77        $  117
Interest on short-term investments                                    17              7            40            19
Interest income on real estate leases accounted
     for under the financing method                                 --                4             2            12
Other income                                                          19           --              19           --
Gain on sale of building                                            --             --             967           --
                                                                  ------         ------        ------        ------

         Total income                                                 63            22          1,105           148
                                                                  ------        ------         ------        ------

Expenses:

Operating                                                           --            --               24          --
Depreciation                                                        --              12           --              36
Management fees                                                        1          --                1             2
General and administrative                                            21            19             52            55
                                                                  ------        ------         ------        ------

         Total expenses                                               22            31             77            93
                                                                  ------        ------         ------        ------

Net income (loss)                                                 $   41        $   (9)        $1,028        $   55
                                                                  ======        ======         ======        ======

Net income (loss) allocated to general partners                   $    3        $   (1)        $   14        $    4
                                                                  ======        ======         ======        ======

Net income (loss) allocated to limited partners                   $   38        $   (8)        $1,014        $   51
                                                                  ======        ======         ======        ======

Net income (loss) per Unit of Limited Partnership Interest        $ 1.51        $(0.32)        $40.38        $ 2.03
                                                                  ======        ======         ======        ======

Distributions per Unit of Limited Partnership Interest            $ --          $ --           $76.07        $ --
                                                                  ======        ======         ======        ======

                      See notes to financial statements.

                                   3 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1998

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                Units of
                                Limited      General      Limited
                              Partnership   Partners'    Partners'      Total
                                Interest     Deficit      Capital      Capital
                                 -------     -------      -------      -------
Balance - January 1, 1998 ..      25,109     $  (279)     $ 2,268      $ 1,989

   Net income ..............                      14        1,014        1,028

   Distributions ...........                    --         (1,910)      (1,910)
                                 -------     -------      -------      -------

Balance - September 30, 1998      25,109     $  (265)     $ 1,372      $ 1,107
                                 =======     =======      =======      =======

                      See notes to financial statements.

                                    4 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

Statements of Cash Flows (Unaudited)

(In Thousands)
                                                             For The Nine Months Ended
                                                           September 30,    September 30,
                                                               1998             1997
                                                              -------          -------
Cash Flows From Operating Activities:

Net income                                                    $ 1,028          $    55
Adjustments to reconcile net income to net cash
  provided by operating activities:

     Depreciation                                                --                 36
     Gain on sale of building                                    (967)            --

Changes in assets and liabilities:

     Decrease in other assets                                      16                2
     Decrease in accounts payable and
       accrued expenses                                           (41)             (29)
                                                              -------          -------

     Net cash provided by operating activities:                    36               64
                                                              -------          -------

Cash Flows From Investing Activities:

     Minimum lease payments received, net of interest
        income earned, on leases accounted for under
        the financing method                                        3               28
     Net proceeds from sale of property                         1,910             --
                                                              -------          -------

     Cash provided by investing activities                      1,913               28
                                                              -------          -------

Cash Flows From Financing Activities:

     Cash distributions                                        (1,910)            --
                                                              -------          -------

     Cash used in financing activities                         (1,910)            --
                                                              -------          -------

Net increase in cash and cash equivalents                          39               92

Cash and cash equivalents, beginning of period                    518              419
                                                              -------          -------

Cash and cash equivalents, end of period                      $   557          $   511
                                                              =======          =======

Change in lease classification - see Note 4

                      See notes to financial statements.

                                    5 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

                         NOTES TO FINANCIAL STATEMENTS

1.        General

          The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

          The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments, except as discussed in Notes 3 and 4, are of a normal recurring nature. Certain reclassifications have been made to the June 30, 1998 amounts to conform to the September 30, 1998 presentation. The balance sheet at December 31, 1997, was derived from audited financial statements at such date.

          The results of operations for the nine months ended September 30, 1998 and 1997, are not indicative of the results to be expected for the full year.

2.        Related Party Transactions

          Management fees paid or accrued by the Partnership to an affiliate of the Managing General Partner, totaled $1,000 and $2,000 for the nine months ended September 30, 1998 and 1997, respectively.

3.        Sale of Property

          On May 21, 1998, the Partnership sold its Columbus, Ohio property (formerly leased to GTE North Incorporated) for $1,910,000 (net of closing costs of $93,000), resulting in a gain of $967,000.

4.        Significant Tenant

          The sole tenant at the Partnership's remaining property exercised an option to extend the term of its lease for five years, at an increase in rent of 8%. In accordance with Statement of Financial Accounting Standards No. 13, the lease was reclassified as an operating lease from a direct financing lease on renewal. The Partnership is currently marketing this property for sale and as a result no depreciation is being recorded.

                                    6 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

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

          Liquidity and Capital Resources

          The Partnership's remaining property is a retail store, which is leased to a single tenant pursuant to a triple net lease. The Partnership is currently marketing its remaining property for sale. If the Partnership is successful in obtaining a purchaser, the Partnership will be liquidated. The recently extended lease with Frank's Nursery and Crafts, Inc. expires in January 2003, subject to extension. The lease was extended during 1998 at an increase in rent of 8%. On May 21, 1998, the Partnership sold its Columbus, Ohio property, which was formerly leased to GTE North Incorporated (the "GTE Lease"), for $1,910,000 (net of closing costs of $93,000) resulting in a gain of $967,000 for financial reporting purposes. The Partnership distributed the net sale proceeds of $1,910,000 ($76.07 per Unit) during August 1998 and has made no other distributions during 1997 or 1998.

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

          The level of liquidity based on cash and cash equivalents experienced a $39,000 increase at September 30, 1998, as compared to December 31, 1997. The Partnership's $36,000 of cash provided by operating activities and $1,913,000 of cash provided by investing activities was significantly offset by cash used in financing activities of $1,910,000. The Partnership received $1,910,000 of proceeds on the sale of its Columbus, Ohio property which were subsequently distributed. At September 30, 1998, the Partnership had approximately $557,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

                                    7 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

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

          Results of Operations

          Net income increased by $973,000 for the nine months ended September 30, 1998, as compared to 1997, due to the gain of $967,000 on the sale of the Columbus, Ohio property.

          Revenues, excluding the gain on sale, decreased for the nine months ended September 30, 1998, as compared to 1997, primarily due to the expiration of the GTE Lease in April 1997. For the three months ended September 30, 1998, as compared to 1997, revenues increased by $41,000, primarily due to increases in rental income of $16,000, interest income on short-term investments of $10,000 and other income of $19,000. Rental income increased due to the recently extended lease with Frank's Nursery and Crafts, Inc., which was reclassified as an operating lease from a direct financing lease on renewal. Interest on short-term investments increased due to the net proceeds received from the sale of the property. Expenses declined by $16,000, for the nine months ended September 30, 1998, as compared to 1997, due to decreases in depreciation expense of $36,000, management fees of $1,000 and general and administrative expense of $3,000, which were only partially offset by $24,000 of operating costs associated with the Columbus, Ohio property, which was vacant prior to its sale. Depreciation expense declined due to the Partnership not recording depreciation on the Columbus, Ohio property during 1998, as a result of the Partnership marketing the property for sale.

                                    8 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits

              27. Financial Data Schedule

              99. Supplementary Information Required Pursuant to Section 9.4
                  of the Partnership Agreement.

          (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                    9 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

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

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                    BY:    ONE WINTHROP PROPERTIES, INC.
                           Managing General Partner

                           BY:   /s/ Michael L. Ashner
                                 -------------------------------------
                                 Michael L. Ashner
                                 Chief Executive Officer and Director

                           BY:   /s/ Edward V. Williams
                                 -------------------------------------
                                 Edward V. Williams
                                 Chief Financial Officer

                                 Dated: November 6, 1998

                                   10 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

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