Form 10KSB
period 1998-12-31
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1999-03-31
CIK 351147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                                                Commission File
For the year ended December 31, 1998                            No.    0-10404

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
        (Exact name of small business issuer as specified in its charter)

             Massachusetts                          04-2720480
   (State or other jurisdiction of               (I.R.S.  Employer
     incorporation or organization)              Identification No.)

    5 Cambridge Center, Cambridge, Massachusetts         02142
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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,139,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
                                     ------

Item 1.  Description of Business.
-------  ------------------------

         Winthrop Partners 81 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 9, 1981, for the purpose of owning and leasing commercial and industrial real properties. The Partnership was initially capitalized with contributions of $1,000 from each of the two General Partners and $5,000 from the Initial Limited Partner. In June 1982, the Partnership sold pursuant to a Registration Statement filed with the Securities and Exchange Commission 25,099 units of limited partnership interest ("Units") at a purchase price of $500 per Unit, representing capital contributions from Limited Partners of $12,549,500.

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

         The Partnership has invested all of the net proceeds of the Limited Partners' capital contributions, other than approximately $165,000 originally set aside as reserves, in ten real properties. The Partnership's reserves at December 31, 1998 net of accounts payable, accrued expenses and distributions payable to Partners is approximately $420,000 which is invested in money market instruments. All but one of the Partnership's original properties have been sold: one in 1989; one in 1991; three in 1992; two in 1993; one in 1995 and one in 1998. See Item 2, "Description of Properties" for a description of the Partnership's remaining property. Rental income will be affected by the terms of any new leases, any tenant improvements and leasing costs associated with renewing the current lease with the existing tenant or signing leases with new tenants, and the loss of rent during any period when the remaining property is not under lease.

Property Matters
----------------

         GTE North Incorporated, Columbus, Ohio - On May 21, 1998, the Partnership sold its Columbus, Ohio property (formerly leased to GTE North Incorporated) for $1,910,000 (net of closing costs of $93,000), resulting in a gain of $967,000. The Partnership distributed the net proceeds to it partners during the third quarter of 1998. See "Item 5, Market For Registrant's Common Equity and Related Stockholder Matters."

         Frank's Nursery and Crafts, Columbus, Ohio. The sole tenant at the property exercised an option to extend the term of its lease for five years, at an increase in rent of 8%. The Partnership is currently marketing this property for sale. See "Item 2, Properties"

Employees
---------

         The Partnership does not have any employees. Services are performed for the Partnership by its Managing General Partner, and agents retained by the Managing General Partner, including an affiliate of the General Partners, Winthrop Management.

Item 2.  Description of Properties.
-------  --------------------------

         The Partnership's remaining property, which is owned in fee, is described below.

                                    Total Cost      Original
    Tenant            Date  of       of the        Portfolio      Building
Property/Location     Purchase      Property(1)    Percentage(2)  Size (sq.ft.)
-----------------     --------      -----------    -------------  -------------
Frank's Nursery
and Crafts, Inc.
  Columbus, OH         1/25/83       $  889,776             7.0         16,500
-------------------

(1)      Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.

         The Partnership owns the fee interest in its remaining property and acquired all of its properties solely with Partnership capital and without any mortgage financing. The property is commercial in nature and is leased under a triple net lease to a single tenant.

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

         Frank's has exclusive control over the day-to-day business operations conducted at the Property as well as decisions with respect to the initiation of any development or renovations at the Property. The Partnership has limited approval rights over any such renovation programs proposed by Frank's. Until such time as the lease expires, the Partnership has no responsibility for any maintenance, repairs or improvements associated with the Property. In addition, the tenant at the Property is responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities during the term of the lease. The Partnership believes that its remaining property is adequately insured.

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

         In accordance with Statement of Financial Accounting Standards No. 13, the Partnership's lease with respect to its remaining property was reclassified as an operating lease from a direct financing lease on renewal. In addition, the Partnership is currently marketing this property for sale.

Item 3.  Legal Proceedings.
-------  ------------------
         The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------
         No matters were submitted to a vote of security holders.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related
-------  -------------------------------------------------
         Stockholder Matters.
         --------------------

         There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of February 1, 1999, there were 1,245 holders of 25,109 outstanding Units.

         The Amended and Restated Limited Partnership Agreement of the Partnership, dated as of June 2, 1981 requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1998 and 1997, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

         Distribution with                 Amount of Distribution
         Respect to Quarter Ended          Per Unit
         ------------------------          --------
                                           1998                      1997
                                           ----                      ----
         March 31                             -                         -
         June 30                          76.07                         -
         September 30                         -                         -
         December 31                       6.01                         -

Item 6.  Management's Discussion and Analysis or Plan of
-------  -----------------------------------------------
         Operation.
         ----------

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

Liquidity and Capital Resources
-------------------------------

         The Partnership's remaining property is a retail store, which is leased to a single tenant pursuant to a triple net lease. The Partnership is currently marketing its remaining property for sale. If the Partnership is successful in obtaining a purchaser, the Partnership will be liquidated. The recently extended lease with Frank's Nursery and Crafts, Inc. expires in January 2003, subject to extension. The lease was extended during 1998 at an increase in rent of 8%. On May 21, 1998, the Partnership sold its Columbus, Ohio property, which was formerly leased to GTE North Incorporated (the "GTE Lease"), for $1,910,000 (net of closing costs of $93,000) resulting in a gain of $967,000 for financial reporting purposes. The Partnership distributed the net sale proceeds of $1,910,000 ($76.07 per Unit) during August 1998 and has made no other distributions during 1997 or 1998. At December 31, 1998, the Partnership recorded an accrued distribution payable of $151,000.

         The Partnership receives rental income from its leased property which is its primary source of liquidity. Pursuant to the terms of the lease, the tenant is responsible for substantially all of the operating expenses with respect to the property including maintenance, capital improvements, insurance and taxes.

         The level of liquidity based on cash and cash equivalents experienced a $63,000 increase at December 31, 1998, as compared to December 31, 1997. The Partnership's $60,000 of cash provided by operating activities and $1,913,000 of cash provided by investing activities was significantly offset by cash used in financing activities of $1,910,000. The Partnership received $1,910,000 of proceeds on the sale of its Columbus, Ohio property which were subsequently distributed. At December 31, 1998, the Partnership had approximately $581,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

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

Results of Operations
---------------------

         Net income increased by $1,024,000 for the year ended December 31, 1998, as compared to 1997, primarily due to the gain of $967,000 on the sale of the Columbus, Ohio property.

         Revenues, excluding the gain on sale, decreased by $27,000 for the year ended December 31, 1998, as compared to 1997, primarily due to the expiration of the GTE Lease in April 1997. The decrease in revenues was due to decreases in rental income of $25,000, interest income from financing leases of $13,000 and other income of $10,000, which was partially offset by an increase in interest income on short-term investments of $21,000. Interest on short-term investments increased due to the net proceeds received from the sale of the property. Expenses declined due to decreases in depreciation expense of $48,000, management fees of $2,000, general and administrative expenses of $14,000, and operating costs of $20,000 which declined due to the sale of the Columbus, Ohio property, which was vacant prior to its sale. Depreciation expense declined due to the Partnership not recording depreciation on the Dublin, a suburb of Columbus, Ohio property during 1998, as a result of the Partnership marketing the property for sale.

Year 2000
---------

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the first half of 1998, the Managing General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.  Financial Statements

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                    ----------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     YEARS ENDED DECEMBER 31, 1998 and 1997
                     --------------------------------------

                                      INDEX
                                      -----

                                                                         Page
                                                                         ----

Independent Auditors' Report.............................................F - 2

Financial Statements:

Balance Sheets as of December 31, 1998 and 1997..........................F - 3

Statements of Income for the Years Ended
     December 31, 1998 and 1997..........................................F - 4

Statements of Partners' Capital for the Years Ended
     December 31, 1998 and 1997..........................................F - 5

Statements of Cash Flows for the Years Ended
     December 31, 1998 and 1997..........................................F - 6

Notes to Financial Statements............................................F - 7

                          Independent Auditors' Report
                          ----------------------------

To the Partners
Winthrop Partners 81 Limited Partnership

We have audited the accompanying balance sheets of Winthrop Partners 81 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 81 Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    Certified Public Accountants

New York, New York
January 14, 1999

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                    ----------------------------------------



                                 BALANCE SHEETS
                                 --------------
                        (In Thousands, Except Unit Data)

                                                                                  DECEMBER 31,
                                                                  ---------------------------------------------
                                                                          1998                    1997
                                                                  ---------------------    --------------------

ASSETS
------

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of $906             $                  -   $               1,353
Accounted for under the operating method and held
     for sale                                                                      554                       -
Accounted for under the financing method                                             -                     147
                                                                  ---------------------    --------------------
                                                                                   554                   1,500

Other Assets:

Cash and cash equivalents                                                          581                     518
Other assets                                                                         5                      21
                                                                  ---------------------    --------------------

         Total Assets                                             $              1,140     $             2,039
                                                                  =====================    ====================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:

Accounts payable and accrued expenses                             $                 10     $                50
Distributions payable to partners                                                  151                       -
                                                                  ---------------------    --------------------
         Total Liabilities                                                         161                      50
                                                                  ---------------------    --------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized-70,010 Units;
   issued and outstanding - 25,109 Units                                         1,242                   2,268
General Partners' Deficit                                                         (263)                   (279)
                                                                  ---------------------    --------------------
         Total Partners' Capital                                                   979                   1,989
                                                                  ---------------------    --------------------
         Total Liabilities and Partners' Capital                  $              1,140     $             2,039
                                                                  =====================    ====================




                       See notes to financial statements.

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                    ----------------------------------------



                              STATEMENTS OF INCOME
                              --------------------
                        (In Thousands, Except Unit Data)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------------------

                                                                                       1998                    1997
                                                                               ---------------------   ---------------------

Income:
Rental income from real estate leases accounted
     for under the operating method                                            $                 104    $                129
Interest on short-term investments                                                                47                      26
Interest income on real estate leases accounted
     for under the financing method                                                                2                      15
Other income                                                                                      19                      29
Gain on sale of building                                                                         967                       -
                                                                               ---------------------   ---------------------
         Total income                                                                          1,139                     199
                                                                               ---------------------   ---------------------

Expenses:
Operating                                                                                         24                      44
Depreciation                                                                                       -                      48
Management fees                                                                                    1                       3
General and administrative                                                                        63                      77
                                                                               ---------------------   ---------------------
         Total expenses                                                                           88                     172
                                                                               ---------------------   ---------------------
Net income                                                                     $               1,051    $                 27
                                                                               =====================   =====================
Net income allocated to general partners                                       $                  16    $                  2
                                                                               =====================   =====================
Net income allocated to limited partners                                       $               1,035    $                 25
                                                                               =====================   =====================
Net income per Unit of Limited Partnership Interest                            $               41.22    $               1.00
                                                                               =====================   =====================
Distributions per Unit of Limited Partnership Interest                         $               82.08    $                  -
                                                                               =====================   =====================




                       See notes to financial statements.

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                    ----------------------------------------



                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                        (In Thousands, Except Unit Data)

                                                  Units of
                                                   Limited             General              Limited               Total
                                                 Partnership          Partners'            Partners'            Partners'
                                                  Interest             Deficit              Capital              Capital
                                              ------------------ -------------------  -------------------  --------------------


Balance - January 1, 1997                          25,109        $     (281)          $    2,243           $     1,962

   Net income                                                             2                   25                    27
                                              ------------------ -------------------  -------------------  --------------------

Balance - December 31, 1997                        25,109              (279)               2,268                 1,989

   Net income                                                            16                1,035                 1,051

   Distributions                                                          -               (2,061)               (2,061)
                                              ------------------ -------------------  -------------------  --------------------
Balance - December 31, 1998                        25,109        $     (263)          $    1,242           $       979
                                              ================== ===================  ===================  ====================







                       See notes to financial statements.

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                    ----------------------------------------



                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (In Thousands)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                       1998                     1997
                                                                              ---------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $              1,051     $                27
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                                                -                      48
     Gain on sale of building                                                                 (967)                      -

Changes in assets and liabilities:
     Decrease (increase) in other assets                                                        16                     (19)
     (Decrease) increase in accounts payable
       and accrued expenses                                                                    (40)                      5
                                                                              ---------------------    --------------------
     Net cash provided by operating activities                                                  60                      61
                                                                              ---------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Minimum lease payments received, net of interest
        income earned, on leases accounted for under
        the financing method                                                                     3                      38
     Net proceeds from sale of property                                                      1,910                       -
                                                                              ---------------------    --------------------
     Cash provided by investing activities                                                   1,913                      38
                                                                              ---------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash distributions                                                                     (1,910)                      -
                                                                              ---------------------    --------------------
     Cash used in financing activities                                                      (1,910)                      -
                                                                              ---------------------    --------------------

Net increase in cash and cash equivalents                                                       63                      99

Cash and Cash Equivalents, Beginning of Year                                                   518                     419
                                                                              ---------------------    --------------------
Cash and Cash Equivalents, End of Year                                        $                581     $               518
                                                                              =====================    ====================

Supplemental Disclosure of Non-Cash Investing Activities:
---------------------------------------------------------
Change in lease classification - see Note 2

Supplemental Disclosure of Non-Cash Financing Activities:
---------------------------------------------------------

Distributions accrued to partners                                             $                151     $                 -
                                                                              =====================    ====================





                       See notes to financial statements.

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 and 1997
                     --------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     Winthrop Partners 81 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on November 30, 1978 for the purpose of owning and leasing commercial and industrial real properties. The Partnership's remaining property is located in Dublin, a suburb of Columbus, Ohio and is leased to a single tenant.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Leases
     ------

     The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.

     (a) Financing Method
         ----------------

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

     (b) Operating Method
         ----------------
         Under this method, revenue is recognized as rentals become due, which does not materially differ from the straight-line method. Expenses (including depreciation) are charged to operations as incurred.

     Percentage Rent
     ---------------

     The Partnership's remaining lease provides for a minimum annual rent plus additional rent based on percentages of sales at the property ("percentage rent"). The percentage rent is recorded on a cash basis. For the year ended December 31, 1998 and 1997 the partnership did not receive percentage rents.

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 and 1997
                     --------------------------------------
                                   (Continued)
                                   -----------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Real Estate
     -----------

     Real estate is carried at cost, less accumulated depreciation. The Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

     Depreciation
     ------------

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

     Cash and Cash Equivalents
     -------------------------

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Fair Value of Financial Instruments
     -----------------------------------

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments.

     Distributions to Partners
     -------------------------

     The Partnership distributed the net sale proceeds of $1,910,000 ($76.07 per Unit) during August 1998 and has made no other distributions during 1997 or 1998. At December 31, 1998, the Partnership recorded an accrued distribution payable of $151,000.

     Net Income Per Limited Partnership Unit
     ---------------------------------------

     The net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 25,109 units outstanding.

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 and 1997
                     --------------------------------------
                                   (Continued)
                                   -----------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Income Taxes
     ------------

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Concentration of Credit Risk
     ----------------------------

     Principally all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

     Segment Reporting
     -----------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has one reportable segment, net leased commercial real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

2.   SIGNIFICANT TENANT
     ------------------

     The sole tenant at the Partnership's remaining property exercised an option to extend the term of its lease for five years, at an increase in rent of 8%. In accordance with Statement of Financial Accounting Standards No. 13, the lease was reclassified as an operating lease from a direct financing lease on renewal. The Partnership is currently marketing this property for sale and has therefore classified the property as held for sale and as a result no depreciation is being recorded.

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating lease of the remaining property:

     1999................................................$          107,000
     2000................................................           107,000
     2001................................................           107,000
     2002................................................           107,000
     2003................................................             9,000
                                                         ------------------

     Total...............................................$          437,000
                                                         ==================

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 and 1997
                     --------------------------------------
                                   (Continued)
                                   -----------

3.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     One Winthrop Properties, Inc. ("One Winthrop") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1998 and 1997, Winthrop Management earned $1,000 and $3,000, respectively, for managing the real properties of the Partnership.

     As provided in the partnership agreement, the general partners are entitled to 8% of Cash Available for Distribution (as defined in the partnership agreement), subordinated to a cumulative priority quarterly distribution to the limited partners. The general partners may also be entitled to a percentage of sale or refinancing proceeds, which are subordinated to certain priority distributions to the limited partners. There were no amounts due to the general partners for the years ended December 31, 1998 and 1997. Profits or losses not arising from a sale or refinancing are allocated 8% to the general partners and 92% to the limited partners. Profits from sales of properties are allocated between the general and limited partners in proportion to the amount of sales proceeds distributed, provided that the general partners are allocated at least 1% of the profits. Profits and losses arising from sales of properties where there are no sales proceeds are allocated 1% to the general partners and 99% to the limited partners.

     During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive certain fees and distributions, subordinated to specified minimum returns to the limited partners, as described in the partnership agreement.

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD
     ---------------------------------------------------------------------

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                  December 31,
                                                  ------------
                                        1998                       1997
                                        ----                       ----

     Land                        $          409,000        $          601,000
     Commercial buildings                   145,000                 1,658,000
     Accumulated depreciation                     -                  (906,000)
                                 ------------------        ------------------
                                 $          554,000        $        1,353,000
                                 ==================        ==================

     Real estate at December 31, 1998 is being held for sale.

                    WINTHROP PARTNERS 81 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 and 1997
                     --------------------------------------
                                   (Continued)
                                   -----------

5.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD
     ---------------------------------------------------------------------

     Real estate leased to others, accounted for under the financing method is summarized as follows:

                                                        December 31,
                                               1998                  1997

     Minimum lease payments receivable  $              -     $          295,000
     Unguaranteed residual value                       -                145,000
                                        ------------------   ------------------
                                                       -                440,000
     Less:  Unearned income                            -               (293,000)
                                        ------------------   ------------------
                                        $              -     $          147,000
                                        ==================   ==================

6.   SALE OF PROPERTY
     ----------------

              On May 21, 1998, the Partnership sold its Columbus, Ohio property (formerly leased to GTE North Incorporated) for $1,910,000 (net of closing costs of $93,000), resulting in a gain of $967,000.

7.   TAXABLE INCOME
     --------------

     The Partnership's taxable income for 1998 and 1997, differs from net income for financial reporting purposes as follows:

                                                                                            1998                      1997
                                                                                            ----                      ----

     Net income for financial reporting purposes                                     $        1,051,000         $         27,000
              Plus:        Minimum lease payments received, net of interest
                           income earned, on leases accounted for under the
                           financing method                                                       3,000                   38,000
                           Gain on sale of property                                             750,000                        -
              Minus:       Tax depreciation adjustment                                                -                  (54,000)
                                                                                     ------------------         ------------------


     Taxable income                                                                  $        1,804,000         $         11,000
                                                                                     ==================         =================

     Taxable income per Unit of Limited Partnership Interest                         $            70.91         $            .40
                                                                                     ==================         =================


Item 8.  Changes in and Disagreements on Accounting and
-------  ----------------------------------------------
         Financial Disclosure.
         ---------------------

        There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.

                                    PART III
                                    --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
         Compliance With Section 16(a) of the Exchange Act.
         --------------------------------------------------

The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters effecting its business. As of February 1, 1999, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                      Has Served as
                            Position Held with the     a Director or
Name                       Managing General Partner   Officer Since
----                       ------------------------   -------------

Michael L. Ashner          Chief Executive Officer         1-96
                           and Director

Thomas C. Staples          Chief Financial Officer         1-99

Peter Braverman            Executive Vice President        1-96
                           and Director

Carolyn Tiffany            Chief Operating Officer         10-95
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.

Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

Item 10. Executive Compensation.
-------- -----------------------

         Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11. Security Ownership of Certain Beneficial Owners and
-------- ---------------------------------------------------
         Management.
         -----------

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

         (b) Security ownership of management. None of the partners of WFA nor any of the officers, directors or the general partner of the General Partners owned any Units at February 1, 1999. A wholly-owned subsidiary of WFA owns 200 Units (less than 1% of the total number of Units outstanding).

         (c) Changes in control. There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership.

         Winthrop Management LLC is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1998 and 1997, Winthrop Management earned approximately $1,000 and $3,000, respectively, for managing the real properties of the Partnership.

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

Item 13.  Exhibits and Reports on Form 8-K.
--------  ---------------------------------

 (a)     Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                                  By:      ONE WINTHROP PROPERTIES, INC.,

                                           Managing General Partner

                                           By: /s/ Michael Ashner
                                               ------------------
                                                   Michael Ashner
                                                   Chief Executive Officer

                                                Date:  March 28, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name            Title                    Date
--------------            -----                    ----

/s/ Michael Ashner        Chief Executive          March 28, 1999
------------------
Michael Ashner            Officer and Director

/s/ Thomas Staples        Chief Financial Officer  March 28, 1999
------------------
Thomas Staples

                                Index to Exhibits
                                -----------------

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

   3     Amended and Restated Agreement of Limited           (a)
         Partnership of Winthrop Partners 81 (the
         "Partnership") dated as of June 2, 1981

   4     See Exhibit (3).

  10(a)  Property Management Agreement between the           (b)
         Partnership and WP Management Co., Inc.
         dated June 2, 1981

  10(b)  Documents relating to the Frank's Nursing &         (c)
         Crafts, Inc. property in Dublin, Ohio

  16.    Letter from Arthur Andersen LLP dated September     (d)
         19, 1996.

  27.    Financial Data Schedule                              27

  99.    Supplementary Information required pursuant to       31
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