Form 10QSB
period 1999-03-31
WINTHROP PARTNERS 81 LTD PARTNERSHIP
filed 1999-05-14
CIK 351147

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
  (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                                --------------

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission file number 0-10404
                                               -------
                   Winthrop Partners 81 Limited Partnership
                   ----------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Massachusetts                              04-2720480
   -------------------------------         ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

  Five Cambridge Center, Cambridge, MA                02142-1493
 ---------------------------------------    -----------------------------------
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

                          FORM 10-QSB MARCH 31, 1999

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                 March 31,       December 31,
                                                   1999              1998
                                               --------------   ---------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method
      and held for sale                         $         554     $         554

Other Assets:

Cash and cash equivalents                                 560               581
Other assets                                                4                 5
                                                 -------------    -------------

      Total Assets                               $      1,118     $       1,140
                                                 =============    =============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses            $        124     $          10
Distributions payable to partners                          --               151
                                                 -------------    -------------

      Total Liabilities                                   124               161
                                                 -------------    -------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit;
   authorized-70,010 Units;
   issued and outstanding - 25,109 Units                1,256             1,242
General Partners' Deficit                                (262)             (263)
                                                 -------------    -------------

      Total Partners' Capital                             994               979
                                                 -------------    -------------

      Total Liabilities and Partners' Capital    $      1,118     $       1,140
                                                 -------------    -------------

                      See notes to financial statements.

                                   2 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1999


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)


                                                  For The Three Months Ended
                                                 March 31,          March 31,
                                                   1999               1998
                                                 -----------      -----------
Income:

Rental income from real estate leases accounted
      for under the operating method             $        27      $         23
Interest on short-term investments                         6                 7
Interest income on real estate leases accounted
      for under the financing method                      --                 2
                                                 -----------      ------------

         Total income                                     33                32
                                                 -----------      ------------

Expenses:

Operating                                                 --                14
General and administrative                                18                17
                                                 -----------      ------------

         Total expenses                                   18                31
                                                 -----------      ------------

Net income                                       $        15      $          1
                                                 ===========      ============

Net income allocated to general partners         $         1      $         --
                                                 ===========      ============

Net income allocated to limited partners         $        14      $          1
                                                 ===========      ============

Net income per Unit of Limited
    Partnership Interest                         $      0.56      $       0.04
                                                 ===========      ============

Distributions per Unit of Limited
    Partnership Interest                         $        --      $         --
                                                 ===========      ============


                      See notes to financial statements.

                                   3 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1999


Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                       Units of
                                       Limited                 General            Limited            Total
                                     Partnership              Partners'          Partners'          Partners'
                                      Interest                 Deficit            Capital            Capital
                                  ------------------     ---------------      ---------------    --------------
Balance - January 1, 1999                  25,109        $         (263)      $         1,242     $         979

    Net income                                                        1                    14                15
                                  ------------------     -----------------     --------------     --------------

Balance - March 31, 1999                   25,109        $         (262)       $        1,256      $        994
                                  ==================     =================     ===============     =============


                      See notes to financial statements.

                                   4 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1999


Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                   For The Three Months Ended
                                                                        March 31,                             March 31,
                                                                          1999                                  1998
                                                                ----------------------------          ----------------------------
Cash Flows From Operating Activities:

Net income                                                      $                         15          $                          1
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Decrease in other assets                                                             1                                    15
      Increase (decrease) in accounts payable and
        accrued expenses                                                                 114                                   (11)
                                                                ----------------------------          ----------------------------

      Net cash provided by operating activities:                                         130                                     5
                                                                ----------------------------          ----------------------------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest
         income earned, on leases accounted for under
         the financing method                                                             --                                    2
                                                                ----------------------------          ----------------------------

      Cash provided by investing activities                                               --                                    2
                                                                ----------------------------          ----------------------------

Cash Flows From Financing Activities:

      Cash distributions                                                                (151)                                  --
                                                                ----------------------------          ----------------------------

      Cash used in financing activities                                                 (151)                                  --
                                                                ----------------------------          ----------------------------

Net (decrease) increase in cash and cash equivalents                                     (21)                                   7

Cash and cash equivalents, beginning of period                                           581                                  518
                                                                ----------------------------          ----------------------------

Cash and cash equivalents, end of period                        $                        560          $                       525
                                                                ============================          ============================

                      See notes to financial statements.

                                   5 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1999

                         NOTES TO FINANCIAL STATEMENTS

1.             General

               The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

               The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain reclassifications have been made to the March 31, 1998 amounts to conform to the March 31, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

               The results of operations for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.             Contract for Sale of Property

               On April 23, 1999, the Partnership entered into a contract to sell its remaining property for $1,020,000. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes of approximately $360,000 and a gain for tax reporting purposes of approximately $500,000.


                                    6 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1999


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

             Liquidity and Capital Resources

             The Partnership's remaining property is a retail store, which is leased to a single tenant, Frank's Nursery and Crafts, Inc. ("Franks"), pursuant to a triple net lease. On April 23, 1999, the Partnership entered into a contract to sell this property for $1,020,000. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes and the Partnership will be liquidated. The present lease with Franks expires in January 2003, subject to extension. The lease was extended during 1998 at an increase in rent of 8%. At December 31, 1998, the Partnership recorded an accrued distribution payable of $151,000. These funds were distributed in March of 1999.

             The Partnership receives rental income from its leased property which is its primary source of liquidity. Pursuant to the terms of the lease, the tenant is responsible for substantially all of the operating expenses with respect to the property including maintenance, capital improvements, insurance and taxes.

             The level of liquidity based on cash and cash equivalents experienced a $21,000 decrease at March 31, 1999, as compared to December 31, 1998. The Partnership's $130,000 of cash provided by operating activities was offset by $151,000 of cash distributed to partners (financing activities). At March 31, 1999, the Partnership had approximately $560,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

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

                                    7 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1999


Item 2.      Management's Discussion and Analysis or Plan of Operation

             Year 2000

             The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

             Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear, any significant costs in connection with the upgrade of those systems requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

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

             Results of Operations

             Net income increased by $14,000 for the three months ended March 31, 1999, as compared to the comparable period in 1998, primarily due to a decrease in expenses of $13,000 and an increase in income of $1,000. Expenses decreased due to the elimination of operating expenses from the sale of the Partnership's Columbus, Ohio property in May 1998.

                                    8 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1999

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   Exhibits

                 27.    Financial Data Schedule

                 99.    Supplementary Information Required Pursuant to Section
                        9.4 of the Partnership Agreement.

           (b)   Reports on Form 8-K:

                 No reports on Form 8-K were filed during the three months ended March 31, 1999.



                                    9 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1999

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


                            WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                            BY:    ONE WINTHROP PROPERTIES, INC.
                                   Managing General Partner



                                   BY:     /s/ Michael L. Ashner
                                           ---------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer and Director


                                   BY:     /s/ Thomas C. Staples
                                           ---------------------------
                                           Thomas C. Staples
                                           Chief Financial Officer



                                           Dated: May 13, 1999




                                   10 of 12

                   WINTHROP PARTNERS 81 LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1999


 Exhibit Index


         Exhibit                                                      Page No.

 27.     Financial Data Schedule                                         --

 99.     Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                       12






                                   11 of 12